Form 10-Q
ADVANCED MAMMOGRAPHY SYSTEMS INC
filed 1996-05-20
CIK 893964

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                            ______________________________

                                      FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1996
                                    --------------

                                          or

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

     Commission File Number:  0-20968
                              -------

                          Advanced Mammography Systems, Inc.
            -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                 Delaware                                  04-3166348
           ---------------------                         --------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

                  46 Jonspin Road, Wilmington, Massachusetts  01887
                 ----------------------------------------------------
               (Address or principal executive offices)     (Zip Code)

                                    (508) 657-8876
                           --------------------------------
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    x      No
          -----        -----

     As of May 15, 1996, there were 6,598,376 shares of Common Stock, $.01 par value, outstanding.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                          ----------------------------------

                                        INDEX
                                        -----

     PART I.  FINANCIAL INFORMATION                                     Page No.
              ---------------------                                    ---------

              Item 1.  Financial Statements

                       Balance Sheets:                                     3
                          March 31, 1996 and September 30, 1995

                       Statements of Operations:                           4
                          Quarters Ended March 31, 1996 and
                          March 31, 1995;
                          Six months ended March 31, 1996 and
                          March 31, 1995;
                          and for the period from July 2, 1992
                          (inception) to March 31, 1996

                       Statements of Cash Flows:                           5
                          Six Months Ended March 31, 1996 and
                          March 31, 1995 and for the period from
                          July 23, 1992 (inception) to
                          March 31, 1996

                       Notes to Financial Statements                       6

              Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results
                          of Operations                                   10


     PART II. OTHER INFORMATION
              -----------------

              Item 6.  Exhibits and Reports on Form 8-K                   11

              Signatures                                                  12

     FORM 10-Q
     PART I.  FINANCIAL INFORMATION
     ITEM 1. - FINANCIAL STATEMENTS

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                                    BALANCE SHEETS


                                              March 31,    September 30,
                                                1996           1995
                                                ----           ----
     ASSETS                                  (Unaudited)
     ------
     Current assets:
          Cash and cash equivalents          $  314,710    $1,832,563
          Inventories                         1,109,565       969,979
          Other current assets                   54,147            --
                                             ----------    ----------
                      Total current assets   $1,478,422    $2,802,542
                                             ----------    ----------
     Furniture, equipiment and
          leasehold improvements, net           552,554       603,797
                                              ---------    ----------
     Patent costs, net                           23,372        24,028
     Total other assets                          10,000        10,000
                                             ----------    ----------
     TOTAL ASSETS                            $2,064,348    $3,440,367
                                             ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     Current liabilities:
          Accounts payable & accrued expenses $ 150,319    $   25,083
          Compensation payable                   44,213        38,509
          Accounts payable to parent company    115,465       133,428
                                              ---------    ----------
     Total current liabilities                  309,997       197,020
                                             ----------    ----------
     STOCKHOLDERS' EQUITY:
     --------------------
     Preferred stock, $.01 par value;
          authorized, 5,000,000 shares;
          issued, none                               --            --
     Common stock, $.01 par value;
          authorized, 25,000,000 shares;
          issued 6,598,376                       65,984        65,984
     Additional paid-in capital              11,847,729    11,847,729
     Deficit accumulated during
          development stage                 (10,159,362)   (8,670,366)
                                             ----------    ----------
            Total stockholders' equity        1,754,351     3,243,347
                                             ----------    ----------

     TOTAL LIABILITIES & STOCKHOLDERS'
        EQUITY                               $2,064,348    $3,440,367
                                             ==========    ==========


            The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                    CUMULATIVE
                                                                       FROM
                                                                      JULY 2,
                                                                       1992
                                                                    (INCEPTION
                                                  SIX MONTHS           DATE)
                       QUARTERS ENDED                ENDED              TO
                          MARCH 31,                MARCH 31,         MARCH 31,
                          ---------                ---------         ---------
                      1996       1995        1996          1995        1996
                      ----       ----        ----          ----        ----

     COST AND EXPENSES
     Acquired
      technology  $      --  $       --    $      --     $      --   $1,720,000
     Research &
       development  275,971     243,463      497,795       518,818    3,217,363
     General &
       administra-
       tive         587,701     279,073    1,019,810      726,351     4,580,370
                  ---------    --------   ----------   ----------    ----------
     LOSS FROM
       OPERATIONS  (863,672)   (522,536)  (1,517,605)  (1,245,169)   (9,517,733)

     Amortization of
      debt issuance
      cost               --         --           --            --    (  310,962)
     Interest expense    --         --           --            --    (  599,999)
     Interest &
       other income  16,503      31,233       28,609       23,594       269,332
                  ---------    --------   ----------   ----------    ----------
     NET LOSS AND DEFICIT
       ACCUMULATED DURING
       DEVELOPMENT
       STAGE      $(847,169)  $(491,303) $(1,488,996) $(1,221,575) $(10,159,362)
                  =========  ===========   ==========   ==========   ==========

     NET LOSS PER
      SHARE      $(    .22)  $(    .16)  $(      .39) $(       .37)
                  =========  ==========   ==========    ==========

     Weighted average
      number of
      common
      shares
      outstanding 3,848,376  3,122,591    3,848,376     3,341,144
                  =========  =========   ==========    ==========


     The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF CASH FLOWS
                                     (unaudited)




                                                    SIX MONTHS ENDED MARCH 31,
                                                         1996           1995
                                                         ----           ----

     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                    $( 1,488,996)  $( 1,221,586)
                                                     ------------   ------------
        Adjustments to reconcile net loss to net cash flows
        from operating activities:
            Depreciation and amortization                  59,844        52,716
            Amortization of debt issuance cost                 --            --
            Common stock issued for technology rights          --            --
        Changes in assets and liabilities:
            Inventories                             (    139,586)  (    892,692)
            Other current assets                               --  (     17,016)
            Accounts receivable                    (      54,147)           --
            Accounts payable & accrued expenses           130,940       235,517
            Other current liabilities              (      17,963)  (     68,574)
                                                    -------------  -------------
        Total adjustments                          (      20,912)  (    690,049)
                                                    -------------  -------------

     NET CASH USED FOR OPERATING ACTIVITIES:         ( 1,509,908)   ( 1,911,635)
                                                    -------------  -------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Patent costs                              (        2,187)(        7,852)
        Net additions to furniture, equipment,
          and leasehold improvements              (        5,758) (      36,935)
                                                    -------------  -------------
     NET CASH USED FOR INVESTING ACTIVITIES:      (        7,945) (      44,787)
                                                    -------------  -------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of notes payable                               --            --
        Proceeds from notes payable & warrants                 --            --
        Public offering of stock, net                          --            --
        Debt issuance cost                                     --            --
        Cost of Public Offering                                --            --
        Sale of option to purchase units                       --            --
        Exercise of stock & warrants                           --     2,557,710
                                                    -------------  -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES:                --     2,557,710
                                                    -------------  -------------

     CASH AND CASH EQUIVALENTS:
        Net increase (decrease)                      ( 1,517,853)       601,288
        Balance, beginning of period                    1,832,563     1,996,270
                                                    -------------  -------------
        Balance, end of period                     $      314,710   $ 2,597,558
                                                    =============   ============



                                                                  CUMULATIVE
                                                                     FROM
                                                                 JULY 2, 1992
                                                               (INCEPTION DATE)
                                                              TO MARCH 31, 1996
                                                              -----------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                   $(10,159,362)
                                                                    ------------
        Adjustments to reconcile net loss to net cash flows
        from operating activities:
            Depreciation and amortization                            10,011,014
            Amortization of debt issuance cost                           51,825
            Common stock issued for technology rights                    40,000
        Changes in assets and liabilities:
            Inventories                                            (  1,109,565)
            Other current assets                                   (     10,000)
            Accounts receivable                                    (     54,147)
            Accounts payable & accrued expenses                         150,319
            Other current liabilities                              (    159,678)
                                                                   -------------
        Total adjustments                                          (    239,124)
                                                                   -------------
     NET CASH USED FOR OPERATING ACTIVITIES:                       (  9,290,238)
                                                                   -------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Patent costs                                               (     27,307)
        Net additions to furniture, equipment,
          and leasehold improvements                               (    800,496)
                                                                   -------------
     NET CASH USED FOR INVESTING ACTIVITIES:                       (    827,803)
                                                                   -------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of notes payable                                   (  2,000,000)
        Proceeds from notes payable & warrants                        2,000,000
        Public offering of stock, net                                 8,901,000
        Debt issuance cost                                         (    310,962)
        Cost of Public Offering                                    (  1,436,617)
        Sale of option to purchase units                                    129
        Exercise of stock & warrants                                  3,909,201
                                                                   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES:                      11,062,751
                                                                   -------------

     CASH AND CASH EQUIVALENTS:
        Net increase (decrease)                                         314,710
        Balance, beginning of period                                         --
                                                                   -------------
        Balance, end of period                                   $      314,710
                                                                   =============



     The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q

     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
     -----------------------------------------

     Note 1 - Basis of Presentation
     ------------------------------

        The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

        The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's annual report on form 10-K for the nine month period ended September 30, 1995.

        Advanced Mammography Systems, Inc. ("AMS" or the "Company") is a development stage company which was organized in Delaware in July 1992 to acquire and develop proprietary technology from Advanced NMR Systems, Inc. ("ANMR") in order to design, manufacture and commercialize a dedicated (or partial body) magnetic resonance imaging ("MRI") system for breast imaging which can be used to detect and characterize breast tissue abnormalities. In February 1996, the Company received FDA clearance to begin commercial marketing activities for its breast imaging system.


     Note 2 - The Company
     --------------------

        The Company completed its initial public offering ("IPO") in January 1993, selling 1,483,500 shares of Common Stock at a price of $6.00 per share including 193,500 shares underlying an over-allotment option exercised by the underwriter in March 1993. The public offering generated cash proceeds of approximately $7,500,000 net of commissions and other costs. The IPO proceeds were used for the repayment of debt for research and development and for working capital. In January 1995, the Company called for redemption of all of its remaining outstanding redeemable stock purchase warrants (the "Warrants") to purchase shares of its Common Stock and received $2.3 million in proceeds. As of May 15, 1996, the Company completed a private placement of $3 million of Convertible Debentures that will be used to complete product development and commercial marketing activities (See Note 7).


     Note 3 - The ANMR Escrow Shares
     -------------------------------

        In July 1992, the Company licensed (the "ANMR License Agreement") to AMS the right to use the ANMR's technology in the development of a dedicated MR Breast Imaging system. As consideration for the ANMR License Agreement, AMS paid to the Company $1,680,000 and issued 4,000,000 shares of its common stock, of which 2,750,000 shares are subject to an Escrow Agreement for release based upon AMS achieving certain levels of pretax income or share price in the future as follows: (a) 916,667 escrow shares are released if AMS's minimum pretax income is at least $3.0 million during fiscal year 1995 and (b) the remaining 1,833,333 escrow shares are released or, if none of the escrow shares have been released under (a), then all 2,750,000 of the escrow shares are released, if (i) AMS's minimum pretax income is at least $5.0 million during fiscal year 1995; or (ii) AMS's minimum pretax income is at least $8.0 million during fiscal year 1996; or
     (iii) beginning 19 months from January 25, 1993, and ending 36 months from the same date, the bid price for the Company's Common Stock averages in excess of $20.00 per share for 30 consecutive days. The Company expects the escrow shares will be forfeited and contributed to the capital of the Company on May 1, 1997. If the shares are released from escrow, AMS will incur an expense based on the fair market value of AMS Common Stock at the time they are released.

        The Company believes that its transactions with ANMR described above were on terms not less favorable to the Company than the terms that would have been available from unaffiliated parties under similar circumstances. Actual comparisons with other transactions are not possible however.


     Note 4 - The Shared Services Agreement
     --------------------------------------

        As of January 25, 1993, the effective date of the Company's initial public offering, the Shared Services Agreement with ANMR became effective. Under the Agreement, (i) ANMR makes available its research scientists, engineers and other personnel to the Company and, to the extent that more than 51% of the time of any such individual is devoted to performing work for the Company, such person is deemed a full-time employee of the Company,
     (ii) ANMR causes its executive officers to serve as executive officers of the Company, and (iii) the Company continues to occupy its required office and research space at ANMR's facility and to utilize ANMR's administrative and clerical staff and services. To the extent feasible, if any non-administrative full time employees of either ANMR or the Company performs services for the other entity, ANMR or the Company, as the case may be, reimburses the other entity for such services based upon an hourly rate calculated as provided in the Shared Services Agreement (which is based on direct expenses and allocation of overhead). The Shared Services Agreement had an initial term of one year expiring January 24, 1994, and two one year renewal options. This Agreement has been extended through July 24, 1996. The Company also pays ANMR a monthly fee for overhead services which is calculated by apportioning the total amount spent by ANMR on all general overhead expenses based on a fixed percentage of overhead expenses plus an allocation of compensation of executive officers based on the amount of time spent with the respective companies. ANMR's officers and employees are required by the Shared Services Agreement to devote as much time to the Company's business as they, in their discretion, consider appropriate. The Boards of Directors and the Chairman of both ANMR and the Company are responsible for determining the appropriate amount of time spent by ANMR's officers and employees pursuant to the Shared Services Agreement, and overseeing the provision of such services. Six of the nine offficers and directors of the Company are also officers and directors of ANMR; and two of ANMR's directors are not directors of the Company. Any conflicts will be resolved by Jack Nelson, CEO of both ANMR and the Company, and by the Board of Directors of each company, consistent with their fiduciary duties.


     Note 5 - The ANMR License Agreement
     -----------------------------------

        In July 1992, the Company entered into the ANMR License Agreement with ANMR pursuant to which the Company was granted a perpetual, worldwide exclusive, royalty-free license to all proprietary technology and related know-how, including patents owned and/or licensed by ANMR and patent applications filed or to be filed by ANMR (the "Licensed Technology"), to the extent, if any, useful in connection with developing a dedicated MRI system for mammography (the "Field of Use").

        ANMR believes other dedicated use (or partial body) MRI scanners might be developed for fields of use in addition to breast imaging. The Company has not been granted the right to use any technology now or hereafter obtained by the Company from ANMR in connection with any other dedicated use MRI scanners. However, the Company has been granted a 50% interest in any entity which may be organized by ANMR to develop dedicated use MRI scanners outside the Field of Use ("ANMR Entity") and a 50% interest in any net profits, as defined in the ANMR License Agreement (after allocation of development expense), derived by ANMR from the sale or license of dedicated use MRI scanners utilizing or based upon the Licensed Technology outside the Field of Use. The ANMR License Agreement provides that (i) any inventions outside the Field of Use developed solely by ANMR or an ANMR entity shall be owned by ANMR or such ANMR entity and automatically licensed to the Company on an exclusive, worldwide basis, within the Field of Use, and (ii) any inventions developed solely by the Company shall be automatically licensed to ANMR on an exclusive worldwide basis for use solely outside the Field of Use, and (iii) any inventions outside the Field of Use jointly developed by the Company and ANMR or an ANMR entity shall be jointly owned in equal shares by the Company, on the one hand, and ANMR or an ANMR entity, on the other hand, and AMS or an ANMR entity shall automatically license its interest to ANMR on an exclusive, worldwide basis. Accordingly, ANMR shall obtain the right to future technology developed by AMS for use in connection with breast imaging, and the Company shall obtain the right to further technology developed by the Company for use outside the Field of Use.

        Neither party may assign its rights under the ANMR License Agreement without the prior written consent of the other party, except that either party may transfer, assign or sublicense its rights under the ANMR License Agreement in connection with disposing of any entire product line, subcontracting to a third party the development, manufacture or sale of a particular product, granting to a third party the right to manufacture, develop or sell a particular product in any territory within or without the United States, or, in the case of the Company, a transfer of all of its rights to the Licensed Technology to a single entity.


     Note 6 - The Aurora Breast Imaging System
     -----------------------------------------

        In February 1996, the Company was granted U.S. Food and Drug Administration (FDA) clearance to begin commercial marketing activities for the Company's Aurora_ dedicated MRI breast imaging system. The Company shipped its first Aurora system to the University of Texas Medical Branch at Galveston in March 1996 and is negotiating with several other institutions to establish additional beta test sites for this device.


     Note 7 - Private Placement of Convertible Debentures
     ----------------------------------------------------

        As of May 15, 1996, the Company closed a private placement (the "Placement") of $3 million principal amount 4% Convertible Debentures of the Company (the "Debentures") due December 1, 1998 (the "Maturity Date").

        The Debentures accrue interest at the rate of 4% per annum from the date of issuance to the Maturity Date, or earlier either upon conversion or prepayment. Upon conversion, the Company has the option to pay the accrued interest on the debentures being converted in shares of its Common Stock at the then conversion rate.

        A Debenture holder may, at his election, convert all or part of his Debentures at any time (a) commencing 45 days after the closing as to one-half (1/2) of the principal amount of his Debentures, and (b) commencing 60 days after the closing as to the balance of his Debentures into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) 125% of the Market Price on the closing, or (ii) 75% of the Market Price on the date of conversion, subject to customary anti-dilution provisions. The Market Price is defined as the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the closing or conversion date, as may be applicable, as reported on the NASDAQ System (or the closing bid price for the applicable day if the Common Stock is traded on the over-the-counter market or on an exchange). In the event that during the period commencing June 1, 1997, the per share price of the Common Stock exceeds $4.00 for five trading days during any ten day period, the Company may, upon three days written notice, elect to convert the Debentures into shares of Common Stock at the applicable conversion rate as of the date of notice.

        Assuming a conversion price based on the average closing bid price of the Company's common stock on the NASDAQ System for the three trading days immediately preceding May 15, 1996, and the conversion of all of the Debentures, the Company would issue 1,442,308 shares of its Common Stock.

        The Placement was offered and sold outside the United States to non-U.S. persons pursuant to an exemption from the registration requirements of the Securities Act of 1933 available under Regulation S. The Debentures will not be registered and may not be offered or sold in the United States absent such registration or an applicable exemption from registration requirements of the Securities Act.

        The net proceeds of the Placement of approximately $2,750,000, after payment of fees and related expenses, will be used for completion of product development of the Company's dedicated MR breast imaging "Aurora" system, the commercialization and marketing of the Aurora system and working capital. Management believes that the net proceeds should be sufficient to meet the Company's operating needs for the next twelve months.

        In connection with the Placement, the Company issued to the placement agents for the Debentures, warrants for the purchase of 197,500 shares of the Company's Common Stock at an exercise price of $2.20 per share for a period of eighteen months and warrants for an additional 197,500 shares of Common Stock at an exercise price of $2.50 per share for a period of five years.

        Upon the closing of the Placement, the Company and ANMR terminated a previously announced Agreement and Plan of Merger dated as of February 4, 1996 providing for the merger of AMS Merger Corporation, a wholly owned subsidiary of ANMR, with and into the Company.

     FORM 10-Q
     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
                                RESULTS OF OPERATIONS
                                ---------------------

        The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the nine month period ended September 30, 1995.

     Results of Operations
     ---------------------

        The Company was formed in July 1992 and is in the development stage. Through March 31, 1996, the Company had not derived any revenues from operations, although it has placed the first breast imaging system at a customer site in Galveston, Texas and expects to receive payment for this system in fiscal 1996. As a result of charging operations with the cost of its technology license acquired from ANMR, as well as salaries and consulting fees of persons engaged in research and development activities, the Company had an accumulated deficit of $10,159,362 at March 31, 1996.
     Of such deficit, $1,720,000 represented the purchase price of rights to certain technology transferred to the Company by ANMR in 1992.

        Total operating expenses for the first half of fiscal 1996 were 1,517,605, an increase of 22% compared to $1,245,169 in the same period in fiscal 1995.

        Research and development expense was $497,795 in the first half of fiscal 1996 compared with $508,818 in the same period in 1995, mainly due to consolidation of research and development efforts. The Company expects research and development expense to stabilize at this level through fiscal 1996.

        General administrative expense for the first half of fiscal 1996 was $1,019,810 versus $726,351 for the same period in fiscal 1995. This increase was primarily attributable to manufacturing variances related to fixed overhead costs.

     Liquidity and Capital Resources
     -------------------------------

        At March 31, 1996 the Company had working capital of $1,168,425, including available cash of $314,710. The Company expects to incur substantial expenditures through the end of fiscal 1996 for development and marketing of the breast imaging system.

        The Company believes its existing cash reserves, including the proceeds of the recent issuance of Convertible Debentures (see Item 1 Note 7), are adequate to fund its operating activities for the next twelve months.

     FORM 10-Q
     PART II  OTHER INFORMATION
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a)    Exhibits
            Exhibit 27 Financial Data Schedule

     (b)    Form 8-K

            On February 9, 1996, the Company filed a Form 8-K announcing under
            Item 5 that the Company entered into an Agreement and Plan of Merger dated as of February 4, 1996 with ANMR.

            On February 21, 1996, the Company filed a Form 8-K announcing under
            Item 5 that it learned on February 15, 1996 that a class action complaint was filed on February 9, 1996 in the Court of Chancery of the State of Delaware, New Castle County, against the Company, ANMR and certain directors of the Company and AMNR seeking to (i) enjoin the previously announced merger, or (ii) if the merger is consumated, to award rescissory damages to the proposed class of plaintiffs.

            On May 16, 1996, the Company filed a Form 8-K announcing under Item 5 the completion of a private placement of convertible debentures.

     FORM 10-Q



                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Advanced Mammography Systems, Inc.
                                             ----------------------------------
                                                      (Registrant)


     Date May 17, 1996                        /s/ Jack Nelson
          ------------                        -------------------------------
                                              Jack Nelson
                                              Chief Executive Officer




     Date May 17, 1996                       /s/ Charles M. Moche
          ------------                       --------------------------------
                                             Charles M. Moche
                                             Chief Financial Officer

                               EXHIBIT INDEX


            Exhibit           Description
            -------           -----------

              27              Financial Data Schedule