Form 10-Q
period 1996-06-30
ADVANCED MAMMOGRAPHY SYSTEMS INC
filed 1996-08-19
CIK 893964

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549
                               ------------------------
                                      FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1996
                                         -------------

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ----------

          Commission File Number:  0-20968
                                   -------

                          Advanced Mammography Systems, Inc.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    Delaware                            04-3166348
          ----------------------------------    ---------------------------
          (State or other jurisdiction          (IRS Employer Identification
          of incorporation or                   Number)
          organization)

               46 Jonspin Road, Wilmington, Massachusetts        01887
               -------------------------------------------------------
               (Address or principal executive offices)     (Zip Code)

                                    (508) 657-8876
                -----------------------------------------------------
                 (Registrant's telephone number, including area code)

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

          As of July 31, 1996, there were 6,598,376 shares of Common Stock, $.01 par value, outstanding.
                                                         Page 1 of 14 Pages
                                                                  ----

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                          ----------------------------------


                                        INDEX
                                        -----


      PART I.   FINANCIAL INFORMATION                             Page No.
                ---------------------                             --------

                Item 1.   Financial Statements

                          Balance Sheets- June 30, 1996 and              3
                          September 30, 1995

                          Statements of Operations- Quarters and         4
                            Nine Months Ended June 30, 1996 and
                            June 30, 1995 and for the period from
                            July 2, 1992 (inception) to June 30, 1996

                          Statements of Cash Flows- Nine Months Ended    5
                            June 30, 1996 and June 30, 1995
                            and for the period from July 2, 1992
                            (inception) to June 30, 1996

                          Notes to Financial Statements               6-10

                Item 2.   Management's Discussion and Analysis       11-12
                            of Financial Condition and Results
                            of Operations


       PART II.  OTHER INFORMATION
                 -----------------

                 Item 5.   Other Information                             13

                 Item 6.   Exhibits and Reports on Form 8-K              13

                 Signature                                               14
                 ---------

          FORM 10-Q
          PART 1 - FINANCIAL INFORMATION
          Item 1 - Financial Statements

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                                    BALANCE SHEETS
                                    --------------


                                               June 30, 1996  September 30,
                                                (Unaudited)       1995
                                               -------------  ------------
          ASSETS
          ------
          CURRENT ASSETS
          --------------
          Cash and cash equivalents           $  2,462,966   $  1,832,563
          Inventory                              1,109,565        969,979
          Accounts receivable                            0              0
                                              ------------   ------------
                    TOTAL CURRENT ASSETS         3,572,531      2,802,542

          Furniture, equipment and
          leasehold improvements - net             523,900        603,797
                                              ------------   ------------

          Patent costs - net                        22,897         24,028
          Total other assets                         5,000         10,000
          Capitalized debt issuance cost           231,431              0
                                              ------------   ------------
          TOTAL ASSETS                        $  4,355,759   $  3,440,367
                                              ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

          CURRENT LIABILITIES
          -------------------
          Accounts payable & accrued expenses $    135,269   $     25,083
          Compensation payable                      39,267         38,509
          Accounts payable to parent company       234,125        133,428
                                              ------------   ------------
                    TOTAL CURRENT LIABILITIES      408,661        197,020
                                              ------------   ------------

          Notes Payable                          2,800,000              0
                                              ------------   ------------
                    TOTAL LIABILITIES         $  3,208,661   $    197,020

          STOCKHOLDERS' EQUITY
          --------------------
          Preferred stock, $.01 par value,
             authorized 5,000,000 shares;
             none issued                                 -              -
          Common stock, $.01 par value,
             authorized 25,000,000 shares;
             issued 6,598,376                       65,984         65,984
          Additional paid in capital            12,031,110     11,847,729
          Deficit accumulated during the
             development stage                 (10,949,996)   ( 8,670,366)
                                              ------------   ------------
                    TOTAL STOCKHOLDERS' EQUITY   1,147,098      3,243,347
                                              ------------   ------------
          TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY                              $  4,355,759   $  3,440,367
                                              ============   ============


            The accompanying notes to financial statements are an integral part hereof.

          FORM 10-Q

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF OPERATIONS
                               ------------------------
                                     (UNAUDITED)
                                     -----------


                                                QUARTERS ENDED JUNE 30,
                                                -----------------------
                                                 1996            1995
                                                 ----            ----
          COST AND EXPENSES
          Acquired technology                  $    -          $    -
          Research & development                 253,161         235,372
          General & administrative               551,785         273,137
                                               ---------       ---------
          LOSS FROM OPERATIONS                 $(804,946)      $(508,509)

          Amortization of debt
            issuance cost                           -               -
          Interest expense                          -               -
          Interest & other income                 14,314          18,524
                                               ---------       ---------

          NET LOSS AND DEFICIT
            ACCUMULATED DURING                 $(790,632)      $(489,985)
            DEVELOPMENT STAGE                  =========       =========

          NET LOSS PER SHARE                   $(    .21)      $(    .13)
                                               =========       =========

          Weighted average number
            of common shares                   3,848,376       3,734,000
            outstanding                        =========       =========


                                              NINE MONTHS ENDED JUNE 30,
                                              --------------------------
                                                 1996            1995
                                                 ----            ----
          COST AND EXPENSES
          Acquired technology                $      -        $      -
          Research & development                 750,956         754,201
          General & administrative             1,571,595         999,488
                                             -----------     -----------
          LOSS FROM OPERATIONS                (2,322,551)     (1,753,689)

          Amortization of debt
            issuance cost                           -               -
          Interest expense                          -               -
          Interest & other income                 42,923          42,118
                                             -----------     -----------

          NET LOSS AND DEFICIT
            ACCUMULATED DURING               $(2,279,628)    $(1,711,571)
            DEVELOPMENT STAGE                ===========     ===========

          NET LOSS PER SHARE                 $(      .59)    $(      .51)
                                             ===========     ===========

          Weighted average number
            of common shares                   3,848,376       3,326,424
            outstanding                      ===========     ===========


                                                  CUMULATIVE FROM
                                                   JULY 2, 1992
                                                 (INCEPTION DATE)
                                                 TO JUNE 30, 1996
                                            --------------------------
          COST AND EXPENSES
          Acquired technology                      $  1,720,000
          Research & development                      3,470,524
          General & administrative                    5,132,157
                                                   ------------
          LOSS FROM OPERATIONS                      (10,322,681)

          Amortization of debt
            issuance cost                           (   310,962)
          Interest expense                          (   599,999)
          Interest & other income                       283,646
                                                   ------------

          NET LOSS AND DEFICIT
            ACCUMULATED DURING                     $(10,949,996)
            DEVELOPMENT STAGE                      ============

          NET LOSS PER SHARE

          Weighted average number
            of common shares
            outstanding


             The accompanying notes to financial statements are an
                             integral part hereof.

            FORM 10-Q

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF CASH FLOWS
                               ------------------------
                                     (UNAUDITED)
                                     -----------

                                             NINE MONTHS ENDED JUNE 30,
                                             --------------------------
                                                1996             1995
                                                ----             ----
          CASH FLOWS FROM OPERATING
            ACTIVITIES:                     $(2,279,630)     $(1,711,571)
            Net Income (Loss)               -----------      -----------
            Adjustments to reconcile
            net loss to net cash flows
            from operating activities:
              Depreciation and
              amortization                       89,884           80,739
              Amortization of debt
              issuance cost                                         -
              Common stock issued for
              technology rights                    -                -
            Changes in assets and
            liabilities:
              Inventories                    (  139,586)      (1,082,031)
              Other current assets                5,000       (    8,988)
              Accounts payable & accrued
              expenses                          110,186          181,509
              Other current liabilities         101,455       (  296,018)
                                            -----------      -----------
            Total adjustments                   166,939       (1,124,789)
                                            -----------      -----------
          NET CASH (USED) FOR OPERATING      (2,112,691)      (2,836,360)
          ACTIVITIES:                       -----------      -----------

          CASH FLOWS FROM INVESTING
          ACTIVITIES:
            Patent costs                     (    3,098)      (   16,302)
            Net additions to furniture,
            equipment, and leasehold         (    5,758)      (  103,713)
            improvements                    -----------      -----------
          NET CASH (USED) FOR INVESTING      (    8,856)      (  120,015)
          ACTIVITIES:                       -----------      -----------

          CASH FLOWS FROM FINANCING
          ACTIVITIES:
            Payment of notes payable               -                -
            Proceeds from notes payable
            & warrants                             -                -
            Proceeds from issuance of
            convertible debentures            2,751,950
            Public offering of stock,
            net                                    -                -
            Debt issuance cost                     -                -
            Cost of Public offering                -                -
            Sale of option to purchase
            units                                  -                -
            Exercise of stock options &            -           3,422,141
            warrants                        -----------      -----------
          NET CASH PROVIDED BY FINANCING
          ACTIVITIES:                         2,751,950        3,422,141
                                            -----------      -----------

          CASH AND CASH EQUIVALENTS:
            Net increase (decrease)             630,403          465,766
            Balance, beginning of period      1,832,563        1,996,270
                                            -----------      -----------
            Balance, end of period          $ 2,462,966      $ 2,462,036
                                            ===========      ===========


                                                  CUMULATIVE FROM
                                                   JULY 2, 1992
                                                 (INCEPTION DATE)
                                                 TO JUNE 30, 1996
                                            --------------------------
          CASH FLOWS FROM OPERATING
            ACTIVITIES:
            Net Income (Loss)                      $(10,949,996)
                                                   -------------
            Adjustments to reconcile
            net loss to net cash flows
            from operating activities:
              Depreciation and
              amortization                            1,041,054
              Amortization of debt
              issuance cost                              51,825
              Common stock issued for
              technology rights                          40,000
            Changes in assets and
            liabilities:
              Inventories                           ( 1,109,565)
              Other current assets                  (     5,000)
              Accounts payable & accrued
              expenses                                  135,269
              Other current liabilities                 273,392
                                                    ------------
            Total adjustments                           426,975
                                                    ------------
          NET CASH (USED) FOR OPERATING
          ACTIVITIES:                               (10,523,021)
                                                    ------------

          CASH FLOWS FROM INVESTING
          ACTIVITIES:
            Patent costs                            (    28,218)
            Net additions to furniture,
            equipment, and leasehold
            improvements                            (   800,496)
                                                    ------------

          NET CASH (USED) FOR INVESTING
          ACTIVITIES:                               (   828,714)
                                                    ------------

          CASH FLOWS FROM FINANCING
          ACTIVITIES:
            Payment of notes payable                ( 2,000,000)
            Proceeds from notes payable
            & warrants                                2,000,000
            Proceeds from issuance of
            convertible debentures                    2,751,950
            Public offering of stock,
            net                                       8,901,000
            Debt issuance cost                      (   310,962)
            Cost of Public offering                 ( 1,436,617)
            Sale of option to purchase
            units                                           129
            Exercise of stock options &
            warrants                                  3,909,201
                                                    ------------
          NET CASH PROVIDED BY FINANCING
          ACTIVITIES:                                13,814,701
                                                    ------------

          CASH AND CASH EQUIVALENTS:
            Net increase (decrease)                   2,462,966
            Balance, beginning of period                   -
                                                     -----------
            Balance, end of period                   $2,462,966
                                                     ===========


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

               The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's annual report on form 10-K for the nine-month period ended September 30, 1995.

          NOTE 2 - THE COMPANY
          --------------------

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

               The  Company completed its  initial public offering ("IPSO")
          in January 1993, selling 1,483,500 shares of Common Stock at a price of $6.00 per share including 193,500 shares underlying an over-allotment option exercised by the underwriter in March 1993. The public offering generated cash proceeds of approximately $7,500,000 net of commissions and other costs. The IPSO proceeds were used for the repayment of debt, for research and development and for working capital. In January 1995, the Company called for redemption of all of its remaining outstanding redeemable stock purchase warrants (the "Warrants") to purchase shares of its Common Stock and received $2.3 million in proceeds. In May 1996, the Company completed a private placement of $3 million of Convertible Debentures that will be used to complete product development and commercial marketing activities (See Note
          7).

          NOTE 3 - THE ANMR ESCROW SHARES
          -------------------------------

               In connection with the Company's January 1993 public offering, ANMR, which was the sole stockholder of the Company, placed in escrow an aggregate of 2,750,000 (the "Escrow Shares") of the 4,000,000 shares of the Common Stock it owned. ANMR may vote the Escrow Shares, but cannot assign or transfer them while they remain subject to the escrow.

               The Escrow Shares would be released upon either the Company meeting certain threshold amounts of pretax net income or the average closing bid price of the Common Stock meeting certain threshold price levels for certain prescribed periods. The only unexpired threshold is the Company having a minimum pretax income equal to at least $8.0 million for the year ending December 31, 1996. No Escrow Shares have been released from the escrow. On May 1, 1997, all Escrow Shares not released from escrow will be forfeited by ANMR and contributed to the capital of the Company.

          NOTE 4 - THE SHARED SERVICES AGREEMENT
          --------------------------------------

               As  of January 25, 1993, the effective date of the Company's initial public offering, the Shared Services Agreement with ANMR became effective. Under the Agreement, (i) ANMR makes available its research scientists, engineers and other personnel to the Company and, to the extent that more than 51% of the time of any such individual is devoted to performing work for the Company, such person is deemed a full-time employee of the Company, (ii) ANMR causes its executive officers to serve as executive officers of the Company, and (iii) the Company continues to occupy its required office and research space at ANMR's facility and to utilize ANMR's administrative and clerical staff and services. To the extent feasible, if any non-administrative full time employees of either ANMR or the Company performs services for the other entity, ANMR or the Company, as the case may be, reimburses the other entity for such services. The Shared Services Agreement had an initial term of one year expiring January 24, 1994, and two one year renewal options. This Agreement has been extended through August 24, 1996. The Company also pays ANMR a monthly fee for overhead services which is calculated by apportioning the total amount spent by ANMR on all general overhead expenses based on a fixed percentage of overhead expenses plus an allocation of compensation of executive officers based on the amount of time spent with the respective companies. ANMR's officers and employees are required by the Shared Services Agreement to devote as much time to the Company's business as they, in their discretion, consider appropriate. The Boards of Directors and the President of both ANMR and the Company are responsible for determining the appropriate amount of time spent by ANMR's officers and employees pursuant to the Shared Services Agreement, and overseeing the provision of such services. It is expected that as of the next renewal, the allocations will be recalculated retroactively to better reflect changes in costs. Five of the seven officers and directors of the Company are also officers and directors of ANMR. Any conflicts will be resolved by Jack Nelson, CEO of both ANMR and the Company, and by the Board of Directors of each company, consistent with their fiduciary duties.

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

               On August 6, 1996, ANMR announced that it has eliminated research, development and production of its InstaScan and head coil technologies. Restructuring of ANMR could have an impact on the future availability of ANMR scientific personnel under the Shared Services Agreement and its related technology under the ANMR License Agreement.

          NOTE 6 - THE AURORA BREAST IMAGING SYSTEM
          -----------------------------------------

               In February 1996, the Company was granted U.S. Food and Drug Administration (FDA) clearance to begin commercial marketing activities for the Company's Aurora dedicated MRI breast imaging system. The Company shipped its first Aurora system to the University of Texas Medical Branch at Galveston in March 1996 and is negotiating with several other institutions to establish additional beta test sites for this device.


          NOTE 7 - PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURES
          ----------------------------------------------------

               In May 1996, the Company closed a Regulation S private placement (the "Placement") of $3 million principal amount 4% Convertible Debentures of the Company (the "Debentures") due December 1, 1998 (the "Maturity Date").

               The Debentures accrue interest at the rate of 4% per annum from the date of issuance to the Maturity Date, or earlier either upon conversion or prepayment. Upon conversion, the Company has the option to pay the accrued interest on the Debentures being converted in shares of its Common Stock at the then conversion rate.

               A Debenture holder may, at his election, convert all or part of his Debentures at any time (a) commencing 45 days after the closing as to one-half (1/2) of the principal amount of his
          Debentures, and (b) commencing 60 days after the closing as to the balance of his Debentures into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) 125% of the Market Price on the closing , or (ii) 75% of the Market Price on the date of conversion, subject to customary anti-dilution provisions. The Market Price is defined as the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the closing or conversion date, as may be applicable, as reported on the NASDAQ System (or the closing bid price for the applicable day if the Common Stock is traded on the over-the-counter market or on an exchange). In the event that during the period commencing June 1, 1997, the per share price of the Common Stock exceeds $4.00 for five trading days during any ten day period, the Company may, upon three days written notice, elect to convert the Debentures into shares of Common Stock at the applicable conversion rate as of the date of notice. Subsequent to June 30, 1996, Debentures for $197,000 were converted into 191,031 shares of Common Stock.

               The net proceeds of the Placement of approximately $2,750,000, after payment of fees and related expenses, will be used for completion of product development of the Company's dedicated MR breast imaging "Aurora" system, the commercialization and marketing of the Aurora system and working capital.

               In connection with the Placement, the Company issued to the placement agents for the Debentures, warrants for the purchase of 197,500 shares of the Company's Common Stock at an exercise price of $02.20 per share for a period or eighteen months and warrants for an additional 197,500 shares of Common Stock at an exercise price of $2.50 per share for a period of five years.

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

          FORM 10-Q
          ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

               The following discussion should be read in conjunction with the attached notes hereto, and with the audited financial statements and notes thereto for the nine month period ended September 30, 1995.

          RESULTS OF OPERATIONS
          ---------------------

               The Company was formed in July 1992 and is in the development stage. Through June 30, 1996, the Company had not derived any revenues from operations, although it has placed the first breast imaging system at a customer Beta site in Galveston, Texas and expects to receive payment for this system in fiscal 1997. As a result of charging operations with the cost of its technology license acquired from ANMR, as well as salaries and consulting fees of persons engaged in research and development activities, the Company had an accumulated deficit of $10,950,000 at June 30, 1996. Of such deficit, $1,720,000 represented the purchase price of rights to certain technology transferred to the Company by ANMR in 1992.

               Total operating expenses for the nine months of fiscal 1996 were $2,323,000, an increase of 32% compared to $1,754,000 in the same period in fiscal 1995.

               Research and development expense was $751,000 in the first nine months of fiscal 1996 compared with $754,000 in the same period in 1995. The Company expects research and development expense to stabilize at this level through fiscal 1996.

               General & administrative expense for the first nine months of fiscal 1996 was $1,572,000 versus $999,000 for the same period in fiscal 1995. This increase was primarily attributable to manufacturing variances related to fixed overhead costs.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               At June 30, 1996 the Company had working capital of $3,164,000, including available cash of $2,463,000. The Company expects to continue to incur substantial expenditures for development and marketing of the breast imaging system.

               The Company believes its existing cash reserves, including the proceeds of the recent issuance of Debentures (see Item 1
          Note 7), are adequate to fund its operating activities for the next nine months. The Company is seeking to obtain funds through debt or additional equity placements. However, there is no assurance that such placements would be successful or on terms not dilutive to present stockholders.

          FORM 10-Q
          PART II   OTHER INFORMATION
          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits
               None

          (b)  Form 8-K

               On May 16, 1996, the Company filed a Form 8-K announcing under Item 5 the completion of a private placement of convertible debentures and the termination of the proposed ANMR merger.

          FORM 10-Q


                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Advanced Mammography Systems, Inc.
                                        ----------------------------------
                                                    (Registrant)



          Date August 19, 1996          /s/ Jack Nelson
               ---------------          ---------------
                                        Jack Nelson
                                        Chief Executive Officer


          Date August 19, 1996          /s/ Charles M. Moche
               ---------------          --------------------
                                        Charles M. Moche
                                        Chief Financial Officer

                                 EXHIBIT INDEX


                  Exhibit      Description
                  -------      -----------

                     27        Financial Data Schedule