Form 10-K
period 1996-09-30
ADVANCED MAMMOGRAPHY SYSTEMS INC
filed 1997-01-14
CIK 893964

=================================================================
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

          (Mark One)
          [check] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                    ------------------
                                          OR
          [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO __________

          COMMISSION FILE NO. 0-20968

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)

                       Delaware                          04-3166348
                       --------                          ----------

            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)         Identification Number)
                    46 Jonspin Road

               Wilmington, Massachusetts                    01887
               -------------------------                    -----
       (Address of principal executive offices)          (Zip Code)

           REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (508) 657-8876

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                        None.

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                       Common Stock, par value $0.01 per share

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  [check]   No   [  ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
          amendment to this Form 10-K.   [   ]

               The aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates computed by reference to the average of the closing bid and asked prices as reported by NASDAQ on December 31, 1996 (based upon the assumption that each officer, director and person who is known by the Registrant to own more than five percent of the outstanding Common Stock of the Registrant is an affiliate of the Registrant for purposes of this computation): $13,563,453.

               Number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of December 31,1996: 8,346,740.

          =================================================================

                                        INDEX

          PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

               Item 1.   Business.  . . . . . . . . . . . . . . . . . .   3
               Item 2.   Properties.  . . . . . . . . . . . . . . . . .  12
               Item 3.   Legal Proceedings. . . . . . . . . . . . . . .  13
               Item 4.   Submission of Matters to a Vote of Security
                         Holders. . . . . . . . . . . . . . . . . . . .  13

          PART II . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

               Item 5.   Market for Registrant's Common Equity and Related
                                   Stockholder Matters  . . . . . . . .  14
               Item 6.   Selected Financial Data. . . . . . . . . . . .  14
               Item 7.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations  . . . . .  17
               Item 8.   Financial Statements and Supplementary Data  .  19
               Item 9.   Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure  . . . . .  19

          PART III  . . . . . . . . . . . . . . . . . . . . . . . . . .  19

               Item 10.  Directors and Executive Officers of the
                         Registrant . . . . . . . . . . . . . . . . . .  19
               Item 11.  Executive Compensation . . . . . . . . . . . .  22
               Item 12.  Security Ownership of Certain Beneficial Owners
                         and Management . . . . . . . . . . . . . . . .  29
               Item 13.  Certain Relationships and Related Transactions  30

          PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
               Item 14.  Exhibits, Financial Statements and Schedules, and
                         Reports on Form 8-K. . . . . . . . . . . . . .  32
          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  34

                                        PART I

          ITEM 1.  BUSINESS.

          GENERAL

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

                    In February 1996, the U.S. Food and Drug Administration (the "FDA") cleared the commercial use of the Company's Aurora dedicated MR Breast Imaging System. In order to fully commercialize the Aurora System and to demonstrate diagnostic effectiveness as an accepted tool for the diagnosis and management of breast disease and permit reimbursement for dedicated breast MRI by third parties such as Medicare, private insurance and managed care consortiums, the Company must develop maximum clinical utility. The Company has launched a clinical study which includes a scientific investigation of the improved breast imaging device in a large patient population to provide objective evidence of its clinical utility. The System has been placed at the University of Texas Medical Branch at Galveston and the Company expects to install a second System at the Faulkner-Sagoff Centre for Breast Health Care in Boston, MA for research testing. It is anticipated that the breast imaging technology should gain clinical acceptance over the next two years and continue to evolve as further information is obtained from the clinical studies concerning additional applications.

                    In July 1992, ANMR licensed (the "ANMR License Agreement") to AMS the right to use ANMR's technology in the development of a dedicated breast imaging system. As consideration for the ANMR License Agreement, AMS paid to ANMR $1,680,000 and issued 4,000,000 shares of its Common Stock, of which 2,750,000 shares (the "Escrow Shares") are subject to an escrow arrangement for release which was based upon AMS achieving certain future minimum pre-tax income, or the market price of the AMS Common Stock reaching certain levels. The conditions for the release of the Escrow Shares have not been met and it is expected that the Escrow Shares will be returned to AMS as of May 1997. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management Escrow Shares.") ANMR, which was then solely engaged in the manufacture and sale of MRI-based products, decided it was more feasible to establish the Company to obtain the financing necessary to develop an MRI scanner for breast imaging than to continue to finance and develop the product independently. The Company uses a portion of ANMR's facilities and ANMR's executives and employees pursuant to a Shared Services Agreement entered into in January 1993 and as subsequently modified. (See "Item 13. Certain Relationships and Related Transactions.")

                    In January 1993, the Company completed a public offering of 1,483,500 shares of Common Stock at $6.00 per share, prior to underwriting discounts, commissions and expenses, including 193,500 shares underlying an over-allotment option exercised by the underwriter in March 1993. The offering proceeds were used for the repayment of debt, for research and development and for working capital.

                    In May 1996, the Company closed a Regulation S private placement (the "Placement") of $3 million principal amount 4% Convertible Debentures of the Company (the "Debentures") due December 1, 1998 (the "Maturity Date"). The Debentures accrue interest at the rate of 4% per annum from the date of issuance to the Maturity Date, or earlier either upon conversion or prepayment. Upon conversion, the Company has the option to pay the accrued interest on the Debentures being converted in shares of its Common Stock at the then conversion rate. At November 30, 1996, approximately $1,472,000 of debentures was still outstanding after certain conversions. The net proceeds of the Placement of approximately $2,750,000, after payment of fees and related expenses, is being used for completion of product development of the Company's Aurora System, the commercialization and marketing of the Aurora System and working capital.

                    Upon the closing of the Placement, the Company and ANMR terminated a previously announced Agreement and Plan of Merger, dated as of February 4, 1996, which provided for the merger of AMS Merger Corporation, a wholly owned subsidiary of ANMR, with and into the Company.

          MRI TECHNOLOGY

                    MRI systems provide medical images for the diagnosis and detection of disease. The systems use magnets, digital computers and controlled radio waves to derive cross-sectional (two-dimensional) and volume (three-dimensional) pictures of human anatomy and to provide information, which can be displayed either on film or a video monitor, about the concentration and the physical and chemical environment of atomic nuclei within the body, without the need for invasive surgery. Current mammography techniques generally utilize conventional x-ray and ultrasound equipment.

                    Magnetic resonance imaging has become a well established technique over the past ten years that should continue to grow in acceptance with increased application. Other diagnostic imaging techniques include Computerized Axial Tomography ("CAT"), nuclear medicine, radiography/fluoroscopy, ultrasound, x-ray mammography and thermography. Except for thermography and ultrasound, these other methods use ionizing radiation. MRI does not use ionizing radiation and is thought by the medical community to be low risk-for most patients. In addition, MRI provides superior soft-tissue contrast compared to CAT scans; therefore, for brain and spine imaging, MRI has become the standard for diagnostic radiology.

                    Current commercially available MRI systems are whole body systems which are very large and expensive for discrete uses, such as breast imaging. The Company has developed a dedicated MRI system for breast imaging based on research and development activities first conducted by ANMR and subsequently by AMS. In February 1996, the Company was granted 510(k) clearance by the FDA for commercial use of its Aurora System.

          BREAST DISEASE INCIDENCE AND DIAGNOSIS

                    According to the American Cancer Society, except for skin cancer, which has a low mortality rate, breast cancer is the most common cancer among women, accounting for one out of every three cancer diagnoses. In 1996, approximately 184,300 new cases of invasive breast cancer are expected to be diagnosed, and 44,300 women are expected to die from this disease. Only lung cancer causes more cancer deaths in women The procedure generally employed to diagnose breast cancer involves several steps. First, x-ray mammography is used to screen for breast tissue abnormalities or existence of a lesion. If an abnormality in breast tissue is discovered and determined to be possibly indicative of a lesion, confirming ultrasound is generally performed. Then a biopsy procedure must be performed to determine whether or not a malignancy is present. There is also a subset of patients who have a palpable mass that cannot be seen on x-ray. Biopsy in these patients is presently being done by ultrasound or by excision by a surgeon.

                    In the U.S., National Cancer Institute guidelines recommend women over 50 undergo an annual screening for breast cancer using x-ray mammography. Approximately 25 million screening procedures were performed in 1996 generally utilizing conventional x-ray and ultrasound equipment. Screening exams with x-ray mammography are generally credited with the earlier detection of lesions and, thus, increased survival rates among breast cancer patients. Despite this improvement, however, screening x-ray mammography results in ambiguous or indeterminate finding in 15-20% of patients tested. It is in these cases where AMS believes its Aurora System will provide important diagnostic information not now available.

                    Over the last several years there has been increased activity in the field of breast cancer: detection, diagnosis, treatment, and overall management. The National Institutes of Health is currently sponsoring a major initiative in breast cancer research. In addition, there has been generally an increased application of magnetic resonance breast imaging. Two investigators in Europe have now performed several thousand exams using a whole body scanner with a breast surface coil and have, as a result, reshaped their clinical practice. In the U.S., the National Cancer Institute is sponsoring a multi-center trial that began in 1994 and at least one participating center has developed complementary data to the European research. The increase in application is evident by the increase of focus on imaging of diagnosis of breast cancer at the Annual Meeting of the Radiologic Society of North America ("RSNA") in 1996.

          THE AURORA BREAST IMAGING SYSTEM

                    The Company believes its Aurora breast imaging system has the potential to become an important adjunct in the evaluation of the 15-20% of x-ray mammograms that are ambiguous or indeterminate, for imaging dense breast tissue using a patent pending technique that can suppress fat in breast images, for earlier diagnostic intervention among high risk individuals, for characterizing breast lesions, for staging cancer treatment and for post surgery and post radiation follow-up. The Company is initiating studies among its clinical partners to accelerate the expansion of MRI's potential in breast imaging. The study's goal is to establish breast MRI as an integral tool in the diagnosis and treatment of breast disease. These studies will be performed applying American College of Radiology (ACR) lexicon or decision making criteria. As broader diagnostic applications are established, the next Company goal will be to demonstrate clinical utility beyond diagnosis to include screening. This expansion of breast MRI's clinical utility should alter medical practices to include MR on a more routine basis which will derive patient demand that should exceed the capacity of currently available whole body MRI systems. The Aurora MRI solution is a technology optimized for and dedicated to breast imaging to address this future demand and meet patient needs that are distinct from and not adequately served by whole body MRI systems. Also, the Aurora will be offered at about 1/3 of the cost of a whole body system, or approximately $550,000. With future expanded applications and the System's market pricing strategy, the Company expects sales of the Aurora System and its diffusion in the women's healthcare marketplace to develop commensurate with new applications. The Company plans to market the Aurora System to mammography clinics and practices where patient volume is sufficient to justify the cost of adding MR breast imaging to the diagnostic workup of certain breast patients. The Company has been notified that tests utilizing its Aurora breast imaging technology are eligible for reimbursement to their patient members by certain Massachusetts managed health care providers.

                    Technological Aspects. The Aurora System for breast imaging utilizes a .5T magnet that maintains an imaging field of view and image quality comparable to a 1.5T whole body system, dramatically reducing the customer purchase price and siting costs. The Company installed the first Aurora System at the Breast Imaging Center at the University of Texas Medical Branch at Galveston, Texas in February 1996. The second installation of the Aurora System will be at the world renowned Sagoff Centre at Faulkner Hospital, Boston, MA in early 1997.

          AGREEMENTS WITH ADVANCED NMR SYSTEMS, INC.

                    In June 1992, the Company entered into the ANMR License Agreement with ANMR pursuant to which the Company was granted a perpetual, worldwide exclusive, royalty-free license to all proprietary technology and related know-how, including patents owned and/or licensed by ANMR and patent applications filed or to be filed by ANMR (the "Licensed Technology"), to the extent, if any, useful in connection with developing a dedicated MRI system for mammography (the "Field of Use"). See "Patents and Proprietary Rights" herein, and "Item 13. Certain Relationships and Related Transactions."

                    The Company believes other dedicated use (or partial body) MRI scanners might be developed for fields of use in addition to breast imaging. The Company has not been granted the right to use any technology now or hereafter obtained by the Company from ANMR in connection with any other dedicated use MRI scanners. However, the Company has been granted a 50% interest in any entity which may be organized by ANMR to develop dedicated use MRI scanners outside of the Field of Use ("ANMR Entity") and a 50% interest in any net profits, as defined in the ANMR License Agreement (after allocation of development expenses), derived by ANMR from the sale or license of dedicated use MRI scanners utilizing or based upon the Licensed Technology outside of the Field of Use. The ANMR License Agreement provides that (i) any inventions outside the Field of Use developed solely by ANMR or an ANMR entity shall be owned by ANMR or such ANMR entity and automatically licensed to the Company on an exclusive, worldwide basis, within the Field of Use, (ii) any inventions developed solely by the Company shall be automatically licensed to ANMR on an exclusive, worldwide basis for use solely outside the Field of Use, and (iii) any inventions outside the Field of Use jointly developed by the Company and ANMR or an ANMR entity shall be jointly owned in equal shares by the Company, on the one hand, and ANMR or an ANMR Entity, on the other hand, and AMS or an ANMR Entity shall automatically license its interest to ANMR on an exclusive, worldwide basis. Accordingly, ANMR shall obtain the right to future technology developed by AMS for use in connection with breast imaging, and the Company shall obtain the right to further technology developed by the Company for use outside of the Field of Use.

                    Neither party may assign its rights under the ANMR License Agreement without the prior written consent of the other party, except that either party may transfer, assign or sublicense its rights under the ANMR License Agreement in connection with disposing of an entire product line, subcontracting to a third party the development, manufacture or sale of a particular product, granting to a third party the right to manufacture, develop or sell a particular product in any territory within or without the United States, or, in the case of the Company, a transfer of all of its rights to the Licensed Technology to a single entity.

                    To optimize the Company's and ANMR's operating efficiency, the Company and ANMR entered into a Shared Services Agreement as of January 25, 1993 whereby the companies share common expenses and functions, for example, executive officers, marketing, field service, administration, regulatory approvals and outside services. On August 29, 1996, the original Agreement was terminated and the Company and ANMR entered into a new agreement which outlines a more accurate method of allocating the services that are shared by the companies. The new agreement has developed as a result of two significant factors: (a) the changes in the company profile of ANMR which is modifying its technology operations related to the manufacture of its InstaScan retrofit system and is attending to its service division, and (b) the growing independence of both companies as each company pursues divergent objectives. Vendors for parts and services have been instructed to provide separate invoices directly to the Company or ANMR, as the case may be. The Company's expenses related to the use of the facilities, such as rent, utilities and insurance, will be apportioned based on the number of square feet occupied by the Company or ANMR, respectively. The remaining expenses, including senior management, administration and miscellaneous supplies and resources, will be allocated equitably between the companies.

          RESEARCH AND DEVELOPMENT

                    The Company has developed and installed its first Aurora unit at The University of Texas Medical Branch at Galveston in early 1996. AMS continues to enhance the product's software capabilities and is in full prototype development of a biopsy accessory for the product.

                    For the twelve months ended September 30, 1996, the Company expended $1,007,000 for research and development costs as compared to $940,000 for the twelve months ended September 30, 1995, and has budgeted $1,568,000 for research and development costs for fiscal 1997. As of December 31, 1996, the Company had 13 scientists, engineers and technical support personnel involved on a full-time basis in developing its MRI scanner for breast imaging.

          MARKETING

                    The Company intends to market its MRI breast imaging products or components thereof, either directly to hospitals and clinics or through a marketing or joint venture arrangement with one or more distributors.

                    In February 1996, the Company was granted a 510(k) clearance by the FDA for the purpose of commercial distribution of the Aurora System. To accelerate the establishment of MR's clinical efficacy and cost effectiveness in the diagnosis of breast diseases, in addition to its arrangements with its two current institutions, the Company is partnering under terms currently in negotiations with other leading institutions to conduct rigorous and scientifically sound clinical and economic outcome comparisons between MR breast imaging and mammography. This marketing effort will fuel a comprehensive sales campaign, including advertising, trade shows, application training and other activities as appropriate.

          COMPETITION

                    The health care industry in general, and the market for diagnostic imaging equipment in particular, is highly competitive and virtually all of the other entities known to management of the Company to be engaged in the manufacture of MRI systems possess substantially greater resources than the Company. At the present time, manufacturers of whole body scanners include the General Electric Company; Toshiba; Bruker Medical Imaging Inc.; Elscint; Siemens Corporation; Philips Medical Systems, a division of Philips Industries, N.V.; Picker International Corporation; Shimadzu; and Hitachi. Although the Company is not aware of any other entities involved in developing dedicated use MRI scanners for breast imaging, the Company may experience competition from either entities developing other dedicated use MRI scanners to image other parts of the body seeking to expand into the area of mammography or manufacturers of whole body scanners designed to utilize breast coils to image the breast area. In addition to competition on price, the principal elements of competition which will affect the ability of the Company to engage in the marketing of MRI systems will include product performance, service and support capability, financing terms and brand name recognition. To some extent, competition will also come from the manufacturers of other types of diagnostic imaging systems, such as ultrasound or thermography.

                    The Company will also experience competition from the use of x-ray mammography machines, which machines are widely established and clinically accepted. The cost of x-ray mammography equipment is typically $60,000 which is significantly less than the expected cost to the user of the Company's breast imaging MRI system. Today, the charge for a typical mammogram is about $130 and a typical MR is about $1,000. Since the Company's cost to the purchaser is expected to be about one-half to one-third of a whole body MRI system, the Company believes that a proportionate savings might be passed to the patient, which should make MR scans more economically viable and competitive.

                    Although the Company believes that an MRI scanner for breast imaging will represent a safer and more effective diagnostic imaging device, there can be no assurance that any products developed by the Company will be commercially accepted, especially in light of the cost savings involved in purchasing x-ray mammography machines and the familiarity of current practitioners in operating such devices. However, the Company also believes that MR breast imaging would provide additional information, especially in patients with mammographically dense breast, and will make it an important diagnostic tool without having to displace x-ray mammography.

          PATENTS AND PROPRIETARY RIGHTS

                    The Company currently owns 2 patents but intends to file at least one imaging technique patent application this year. Pursuant to the terms of the ANMR License Agreement, the Company has rights to 20 issued U.S. patents and related technology relating to MRI imaging owned by ANMR, and additional patent applications in various stages of submission by ANMR, to the extent, if any, such patents and/or patent applications are useful in connection with developing a dedicated MRI scanner for breast imaging. All major ANMR patents are protected in Japan, Canada and the European Market countries.

                    The Company may need to obtain licenses to additional technology prior to completing an MRI scanner for breast imaging. Additionally, the Company intends to seek patent protection for any products it develops, or components thereof.

          GOVERNMENTAL REGULATION

                    The health care operations of the Company are subject to extensive federal and state regulation. Magnetic Resonance Diagnostic Devices ("MRDD") generally, and any products the Company may develop, in particular, are subject to regulation by the FDA, certain state and federal agencies that regulate the provision of health care, particularly the Health Care Financing Administration ("HCFA"), and the Environmental Protection Agency ("EPA").

                    A. FDA Regulation

                    The MRI scanner for breast imaging and other MRI technology devices which the Company intends to develop will be regulated as medical devices by the FDA and as such require regulatory clearance prior to commercialization. The level of its classification as a medical device would determine the extent and the scope of the FDA approval process for the MRI scanner. Various states and foreign countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

                    The Company submitted a Pre-market Notification of intent to market the Aurora under section 510(k) of the Federal Food, Drug, and Cosmetic Act in February of 1995. Clearance to market the Aurora System was granted by the FDA in February of 1996.

                    Any products distributed by the Company pursuant to the above described clearances will be subject to continuous regulation by the FDA, such as performance standards or special controls promulgated by the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the use of the Company's products may be regulated by various state agencies. Moreover, future changes in regulations or enforcement policies could impose more stringent requirements on the Company, compliance with which could adversely affect the Company's business. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing authorization, injunction, seizure of products, and liability for civil and/or criminal penalties.

                    B. Third Party Coverage, Reimbursement and Related Health Care Regulations

                    The market for MRI systems, including the Company's proposed products, is likely to be affected significantly by the amount which Medicare, Medicaid or other third party payers, including private insurance companies, will reimburse hospitals and other providers for diagnostic procedures using MRI systems. Recent proposals to reduce reimbursement for certain diagnostic procedures coupled with studies questioning the need for custom testing for breast cancer could result in limitations on or reductions for reimbursements to providers of MRI for breast imaging.

                    MRI diagnostic services provided on an outpatient basis are reimbursable under Part B of the Medicare program. The professional and technical components of radiological procedures which are performed in a physician's office or freestanding diagnostic imaging center, and the professional component of radiological procedures performed in a hospital setting, are currently reimbursed on the basis of a recently adopted relative value scale which phased in, beginning January 1, 1992. Prior to January 1, 1992, screening mammography was not a covered benefit under Medicare. Payment for the professional and technical component is limited by statute.

                    The market for the Company's proposed products could also be adversely affected by the amount of reimbursement provided by third party payers to hospitals for procedures performed using such products. Reimbursement rates from private insurance companies vary depending upon the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare generally reimburses hospitals that are expected to purchase the Company's proposed products for their operating costs for in-patients on a prospectively-determined fixed amount for the costs associated with an inpatient hospital stay based on the patient's discharge diagnosis, regardless of the actual costs incurred by the hospital in furnishing care. The willingness of these hospitals ("PUS hospitals") to purchase the Company's proposed products could be adversely affected if they determined that the prospective payment amount to be received for the procedures for which the Company's proposed products are used would be inadequate to cover the hospitals' costs associated with performing the procedures using the Company's proposed products, or to be less profitable than using an alternative procedure for the same condition.

                    The Mammography Quality Standards Act of 1992 ("MQSA") authorizes the U.S. Department of Health and Human Services ("DHHS") to regulate facilities that provide mammography services and utilize radiological equipment. Under the MQSA, no facility may provide mammographies (as defined therein to mean a radiography (i.e., an x-ray) of the breast), unless it has obtained a certificate from DHHS to do so. The MQSA also requires that the Secretary of DHHS develop quality standards to assure the safety and accuracy of mammography carried out by such facilities. The Company's MRI products currently under development do not provide radiography of the breast. Instead, they rely upon magnetic resonance imaging technology, which does not currently fall within the scope of the MQSA. The Company is aware of the high MQSA standard and endeavors to develop the Aurora System to meet the MQSA guidelines. Nonetheless, the Company cannot predict whether the MQSA will be amended or interpreted to regulate the use of any of the Company's proposed MRI products. As such, there can be no assurance that the MQSA and the standards promulgated thereunder will not have an adverse effect on the Company's future ability to market its Aurora MRI product.

                    A number of states, through Certificate of Need ("CON") laws, limit the establishment of a new facility or service or the purchase of major medical equipment to situations where it has been determined that the need for such facility, service or equipment exists. While many states exempt non institutional providers from CON coverage, a number of states have extended CON coverage to physicians' offices or medical groups by restricting the purchase of major medical equipment wherever located. There can be no assurance that such CONs can be obtained if needed.

                    The Health Care Financing Administration ("HCFA"), a federal agency that regulates national standards for charges for all medical examinations, currently has Customary Procedure Time ("CPT") codes for MR imaging of the breast. The use of MRI to diagnose implant leaks is approved as a reimbursable procedure by third party payers. However, this does not assure that breast imaging for other clinical applications will become a reimbursable procedure by third party payers.

                    Furthermore, laws, rules and regulations pertaining to health care benefits have been subject to change in the past and the current administration is seeking changes in the cost and delivery of health care benefits. At this time the Company cannot predict how any such changes would affect the Company.

                    C. EPA Regulation

                    The Company, and any research facility which it operates, will also be required to comply with any applicable federal and state environmental regulations and other regulations related to hazardous materials used, generated, and/or disposed of in the course of its operations. Although the Company does not expect to have to incur substantial costs in order to comply with such regulations, no assessment can be made as to the impact of future regulations upon operations of the Company.

          EMPLOYEES

                    As of December 31, 1996, the Company had 14 full-time personnel. Pursuant to the Shared Services Agreement with ANMR, the Company utilizes the services of ANMR's personnel and research scientists on an as-needed basis. The Company's or ANMR's employees are not represented by any labor organizations, and the Company is not aware of any activity seeking such organization. The Company considers its relationships with such employees to be good. (See "Item 13, Certain Relationships and Related Transactions.")

          ITEM 2.  PROPERTIES.

                    The Company does not lease or own any facilities. The Company occupies space at ANMR's facility in Wilmington, Massachusetts (the "Shared Facility"). The Shared Facility consists of approximately 61,000 square feet of office, research and development, manufacturing and warehouse space which is leased by ANMR pursuant to a lease expiring in May 2001, at a base monthly rental of approximately $37,000. As of December 31, 1996, the activities of the Company utilized approximately 17% of the Shared Facility. The Company believes that the space it currently occupies is adequate for the Company's needs for the foreseeable future.

                    ANMR also leases office spaces in Fort Lee, New Jersey for its administrative and investor relations personnel. The approximate 1,290 square feet of space is leased by ANMR pursuant to a lease expiring March 31, 1999, at a base monthly rent of approximately $2,300. The personnel located in the New Jersey office also perform services on behalf of the Company. Approximately 28% of the costs of maintaining these offices are allocated to the Company.

          ITEM 3.  LEGAL PROCEEDINGS.

                    In February and in March 1996, class action complaints, all of which were consolidated in a matter styled In Re: Advanced Mammography Systems, Inc. Shareholders Litigation (consolidated C.A. No. 14821), were filed in the Court of Chancery in the State of Delaware, in and for New Castle County, on behalf of all the public stockholders of both the Company and ANMR against the Company and ANMR and their directors seeking to (a) enjoin the previously announced merger of the two companies, or (b) if the merger is consummated, to award rescissory damages to the proposed class of plaintiffs. The plaintiffs and the Company entered into a stipulation of settlement which is pending before the court.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on August 22, 1996. The following seven directors, consisting of all the directors of the Company, were elected to serve until the next Annual Meeting of Stockholders and thereafter, until their successors are elected and qualified.

                Name                  Votes "FOR"        Votes "WITHHELD"
               ------                 -----------            -------------


          Jack Nelson                   5,939,629           81,584

          George Aaron                  5,939,629           81,584

          Alison Estabrook              5,939,629           81,584

          Enrique Levy                  5,939,629           81,584

          Robert Spira                  5,939,629           81,584

          Sol Triebwasser               5,939,629           81,584

          Bernard Weiner                5,939,629           81,584

          The stockholders also approved an amendment to the Company's 1992 Stock Option Plan increasing the number of shares available from 750,000 shares to 1,250,000 shares and effecting certain other modifications relating to recent changes in the federal securities laws by the following vote:

                              FOR:  4,364,847
                              AGAINST:  284,683
                              ABSTAIN:  17,550
                              BROKER NON-VOTE:  577,163


          The stockholders also approved an amendment to the Company's 1992 Non-Employee Directors' Stock Option Plan increasing the number of shares available from 100,000 shares to 350,000 shares and effecting certain other modifications relating to recent changes in the federal securities laws by the following vote:

                              FOR:  4,413,342
                              AGAINST:  228,668
                              ABSTAIN:  25,050
                              BROKER NON-VOTE:  577,163

                                       PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                    The Company's Common Stock was included on the NASDAQ System since February 1, 1993, under the symbol MAMO. As of November 30, 1996, there were 64 holders of record of the Company's Common Stock. Since certain of the shares are held in street name, it is believed that there are substantial additional beneficial holders of the Common Stock.

                    The following table sets forth the quarterly high and low bid prices for the Common Stock as reported by NASDAQ for the periods indicated. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions.


               COMMON STOCK

               1996                              High        Low
               January 1 through March 31        4 1/8       1 1/2
               April 1 through June 30           4 5/8       1 13/16
               July 1 through September 30       2 1/16      5/8

               1995
               January 1 through March 31        13 7/8      8 3/4
               April 1 through June 30           15 1/4      10
               July 1 through September 30       14          4 3/4
               October 1 through December 31     5 15/16     1

               1994
               October 1 through December 31     11 3/4      7 3/8

               No dividends on the Common Stock have been declared since the incorporation of the Company in July 1992. The Company does not anticipate declaring dividends in the foreseeable future and any earnings would be retained for use in the business.

          ITEM 6.   SELECTED FINANCIAL DATA.

          Statement of Operations Data:

                    The selected financial information for the twelve months ended September 30, 1996 and September 30, 1995, the nine months ended September 30, 1995 and September 30, 1994, and each of the years ended December 31, 1994 and 1993, for the period from July 2, 1992 (Inception) to December 31, 1992 and for the period from July 2, 1992 (Inception) to September 30, 1996, is derived from the financial statements of the Company.

                    This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K.

          STATEMENT OF OPERATIONS DATA:
          -----------------------------

                              TWELVE MONTHS  TWELVE MONTHS    NINE MONTHS
                                  ENDED          ENDED           ENDED
                              SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                   1996           1995           1995
                                   ----           ----           ----

           COSTS & EXPENSES
           Acquired
           Technology Rights
                                $              $              $
           Research &
           Development . . .       1,007,294        940,141        664,786
           General &               2,209,736      1,571,007      1,107,326
           Administrative  .    ------------   ------------   ------------

           LOSS FROM
           OPERATIONS            (3,217,030)    (2,511,148)    (1,772,112)

           Interest Income .          70,248         96,819         88,064
           Interest Expense

           Amortization of
           Debt Issuance            (30,857)
            Costs  . . . . .    ------------   ------------   ------------

           NET LOSS             $(3,177,639)   $(2,414,329)   $(1,684,048)
                                ============   ============   ============

           NET LOSS PER               $(.79)         $(.73)         $(.44)
           SHARE                        ===            ===            ===

           Balance Sheet
           Data:
           Working Capital
           (Deficit) . . . .      $2,239,089     $2,605,522     $2,605,522
           Total Assets  . .       3,984,351      3,440,367      3,440,367
           Total Liabilities
                                   2,380,346        197,020        197,020
           Stockholders'
           Equity (Deficit)
                                   1,604,005      3,243,347      3,243,347


                             NINE MONTHS
                                ENDED       YEAR ENDED    YEAR ENDED
                            SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                 1994          1994          1993
                                 ----          ----          ----

           COSTS &
           EXPENSES
           Acquired
           Technology
           Rights  . . . .    $             $             $
           Research &
           Development . .         717,010       992,365       822,994
           General &             1,119,138     1,582,820       870,414
           Administrative
                              ------------  ------------  ------------

           LOSS FROM
           OPERATIONS          (1,836,148)   (2,575,185)   (1,693,408)

           Interest Income
                                    63,268        72,023        80,636
           Interest
           Expense . . . .                                    (99,999)
           Amortization of
           Debt Issuance                                      (51,825)
            Costs  . . . .    ------------  ------------  ------------

           NET LOSS           $(1,772,880)  $(2,503,162)  $(1,764,596)
                              ============  ============  ============

           NET LOSS PER             $(.64)        $(.89)        $(.68)
           SHARE                      ===           ===           ===

           Balance Sheet
           Data:
           Working Capital
           (Deficit) . . .      $1,594,561    $1,097,761    $3,308,814
           Total Assets  .       2,677,964     2,146,632     3,647,055
           Total
           Liabilities . .         460,429       419,123       125,699
           Stockholders'
           Equity
           (Deficit) . . .       2,217,535     1,727,509     3,521,356


                                                           CUMULATIVE
                                      JULY 2, 1992      FROM JULY 2, 1992
                                     (INCEPTION) TO      (INCEPTION) TO
                                      DECEMBER 31,        SEPTEMBER 30,
                                          1992                1996
                                          ----                ----

           COSTS & EXPENSES
           Acquired Technology
           Rights  . . . . . . . .        $ 1,720,000         $  1,720,000
           Research & Development
                                              239,423            3,726,862
           General &                                             5,770,296
           Administrative  . . . .       ------------        -------------

           LOSS FROM OPERATIONS           (1,959,423)         (11,217,158)

           Interest Income . . . .                                 310,971
           Interest Expense  . . .          (500,000)            (599,999)
           Amortization of Debt
           Issuance                         (259,137)              341,819
            Costs  . . . . . . . .       ------------        -------------

           NET LOSS                      $(2,718,560)        $(11,848,005)
                                         ============        =============

           NET LOSS PER SHARE                 $(1.17)
                                                =====

           Balance Sheet Data:
           Working Capital
           (Deficit) . . . . . . .       $(2,347,861)
           Total Assets  . . . . .            211,339
           Total Liabilities . . .          2,389,899
           Stockholders' Equity
           (Deficit) . . . . . . .        (2,178,560)

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

               Year Ended September 30, 1996 Compared to the Year Ended September 30, 1995 (unaudited)

                    The Company's only source of revenue was interest income of $70,000 in fiscal year 1996 as compared with $97,000 in fiscal year 1995. The Company anticipates that sales revenues resulting from the sale of its Aurora System at the University of Texas will commence in the second quarter of fiscal 1997.

                    Research and development costs were $1,007,000 during the twelve months ended September 30, 1996 and $940,000 in the comparable 1995 period. The Company is focusing its research activity in evolving the clinical platform to enhance future system performance including an integrated biopsy capability.

                    General and administrative expenses in the year ended September 30, 1996 of $2,210,000 increased from $1,571,000 in the comparable fiscal 1995 period. The increase of approximately $640,000 is primarily due to legal and investment banking fees incurred in the aborted merger between the Company and ANMR, public relations fees, certain costs associated with the private placement of the convertible debentures and recruiting fees for additional technical personnel.

               Nine Month Period Ended September 30, 1995 Compared to the Nine Month Period Ended September 30, 1994 (unaudited)

                    The Company's only source of revenue was interest income of $88,000 in the nine months ended September 30, 1995 as compared with $63,000 in the comparable 1994 period.

                    Research and development costs were $665,000 in the nine months ended September 30, 1995 and $717,000 in the comparable 1994 period.

                    General and administrative expenses in the nine months ended September 30, 1995 of $1,107,000 decreased from $1,119,000 in the comparable 1994 period.

          LIQUIDITY AND CAPITAL RESOURCES

                    At September 30, 1996, the Company had working capital of $2,239,000. The Company's cash portfolio (cash and cash equivalents) increased by $164,000 from $1,833,000 at September 30, 1995 to $1,997,000 at September 30, 1996. The increase was due to proceeds received from the issuance of the Debentures in a Regulation S private placement totaling approximately $2,750,000 and offset by costs incurred in the normal operations of the business.

                    In May 1996, the Company closed the Placement of $3 million principal amount 4% Convertible Debentures of the Company due December 1, 1998. The Debentures accrue interest at the rate of 4% per annum from the date of issuance to the Maturity Date of the Debentures, or earlier either upon conversion or prepayment. Upon conversion, the Company has the option to pay the accrued interest on the Debentures being converted in shares of its Common Stock at the then conversion rate. The Company is using the $2.75 million proceeds from the Placement for continuing research and development and for general working capital purposes.

                    The Company currently has no sources of recurring revenues and has incurred operating losses since its inception and has financed its operations with public and private offerings of securities. Management believes that existing cash and cash equivalents combined with additional cash inflows from investment income, grants and advances will be sufficient to support operations through the second quarter of 1997. Management believes that additional funding will be required to fund operations until, if ever, profitable operations can be achieved. Therefore, the Company is continuing to actively pursue various funding options, including additional equity offerings, commercial and other borrowings, strategic corporate alliances and business combination transactions, or a combination of these methods for obtaining the additional financing that would be required to continue the research and development necessary to complete the development of its product and bring it to commercial markets. However, there can be no assurance that such funding initiatives will be successful.

                    The Company is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    See Item 14 and the Index therein for a listing of the financial statements and supplementary data as a part of this report.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    No change in the Registrant's accountants occurred during the 24 months prior to the date of the Registrants most recent financial statements, nor did any disagreements occur on any matter of accounting principles or practices or financial statement disclosure that would be required to be reported on a Form 8-K.

                                       PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    The directors and executive officers of the Company are:


          Name                         Age          Position
          ----                         ---          --------

          Jack Nelson(1)               46       Chairman of the Board,
                                                Chief Executive Officer
                                                and Acting Treasurer
          Robert Spira, M.D.(1)(3)     48       Vice Chairman of the Board
          Enrique Levy(1)              59       President, Chief
                                                Operating Officer
                                                and Director
          Charles Moche                47       Chief Financial Officer
          Peter B. Roemer, Ph.D.       41       Vice President, Research
                                                and Technology
          George Aaron (2)             44       Director
          Alison Estabrook, M.D.       45       Director
          Sol Triebwasser, Ph.D. (2)   75       Director
          Bernard Weiner, M.D.(3)      48       Director
          __________________
          (1)   Member of the Executive Committee.
          (2)   Member of the Audit Committee.
          (3)   Member of the Compensation Committee.

                    Jack Nelson.  Mr. Nelson has been Chairman of the Board
                    -----------
          of the Company since its formation in July 1992. Mr. Nelson also serves as Chairman of the Board and Treasurer of ANMR, having been in such capacities since June 1991 and November 1990, respectively, and has been a director of ANMR from September 1990. Mr. Nelson had been engaged in the private practice of law as a senior partner with the law firm of Zaslowsky, Marx & Nelson in New York, New York, for more than five years prior to December 31, 1993. Since January 1994, he has been employed full-time with ANMR and the Company. Mr. Nelson holds a B.A. degree from Yeshiva University and J.D. degree from Hofstra University School of Law. Mr. Nelson serves on the Board of Directors of ARC Capital, a publicly traded company (NASDAQ: ARCCA).

                    Robert Spira, M.D.  Dr. Spira has been a director of
                    ------------------
          the Company since August 1992. Since October 1992, he has been the Director of the Department of Gastroenterology at St. Michael's Medical Center in Newark, New Jersey, and for more than five years prior thereto, he served as Chief of Gastrointestinal Endoscopy at St. Michael's Medical Center. Dr. Spira is a past president of the New Jersey Society for Gastrointestinal Endoscopy and President-elect of the New Jersey Society of Gastroenterology. Dr. Spira is a graduate of New York University School of Medicine.

                    Enrique Levy.  Mr. Levy has been President and Chief
                    ------------
          Operating Officer of ANMR and AMS since October 1995 and a Director of both companies since August 31, 1995. From May 1994 to October 1995 he was Manager, Manufacturing for Xerox Graphic Systems, the manufacturer of Verde Digital Recording Film, Purchase, New York, a venture of Xerox Corporation. From April 1989 to May 1994, he was Executive Vice President of Worldwide Process Technologies, Allendale, New Jersey, a manufacturer of machinery and equipment for the web handling and film and paper coating industries. He holds a B.S. in Chemical Engineering from the Louisiana State University.

                    Charles Moche has been Chief Financial Officer of the
                    -------------
          Company and ANMR since January 1, 1994. He has practiced accounting in New York with a concentration on tax planning and auditing from 1987 to 1993. Mr. Moche holds an MBA in Accountancy from the Bernard M. Baruch Graduate School of Business, and a BA in Economics from Yeshiva University. He received an Advanced Certificate degree in Taxation from the New York University Graduate School of Business. He is a member of the American Institute of Certified Public Accountants, the New York State Society of CPA's, and the Board of Accountancy of the State of New Jersey Consumer Affairs Division.

                    Peter B. Roemer, Ph.D. has been Executive Vice
                    ----------------------
          President, Research and Technology since October 1995 and was Corporate Engineering Managing Director since June 1994. From 1990 to June 1994, Dr. Roemer was employed by General Electric where he managed the Magnetic Resonance Imaging and Image Guided Therapy Programs for GE's Corporate Research and Development Group. Dr. Roemer has authored or co-authored 25 U.S. MRI patents. Dr. Roemer is author or co-author of 17 journal articles and 39 published proceedings. He holds a pd. in Nuclear Engineering and a B.S. in Electrical Engineering from Massachusetts Institute of Technology and is a member of the American Physical Society and the External Advisory Board of the National High Field Magnetic Laboratory (University of Florida at Tallahassee).

                    George Aaron has been a director of both the Company
                    ------------
          and ANMR since August 1992. He is the President of Portman Group, Inc., in Fort Lee, New Jersey, an investment and consulting firm primarily in the health care and consumer goods industries, which he founded in 1981. He is a founder, President and Chief Operating Officer of Portman Pharmaceuticals, Inc., which is engaged in the research and development of therapeutic and diagnostic products for autoimmune diseases and immunomodulation. He serves in various capacities with other private health care companies. He is a graduate of the University of Maryland.

                    Alison Estabrook, M.D. has been a director of the
                    ----------------------
          Company since August 29, 1996. Since 1992, she has been an Associate Attending Physician at Columbia Presbyterian Hospital and Associate Professor of Clinical Surgery at Columbia University. From 1985 through 1995, Dr. Estabrook served as Director of the Breast Clinic and since 1991 she has been the Chief of Breast Service at Columbia University. Dr. Estabrook serves on the quality assurance committee of the Division of Breast Surgery at Columbia Presbyterian Hospital. She has received the Outstanding Woman Doctor of the Year Award in 1989. Dr. Estabrook holds a B.A. degree from Barnard College and is a graduate of New York University School of Medicine.

                    Sol Triebwasser, Ph.D. has been a director of the
                    ----------------------
          Company since August 1992, and has been a director of ANMR since July 1984. Until recently, he was the Director of Technical Journals and Professional Relations for the IBM Corporation in Thornwood, New York. Since receiving a Ph.D. in physics from Columbia in 1952, he had managed various projects in device research and applications at IBM. Dr. Triebwasser is a member of the Board of Directors of Banner Aerospace, Inc., a publicly traded company, a Fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

                    Bernard Weiner, M.D. has been a director of the Company
                    --------------------
          since June 29, 1995. Since 1985, Dr. Weiner has been the Director of Nephrology and Hemodialysis at Westchester Square Medical Center. Since 1980 Dr. Weiner has been Assistant Clinical Professor in the Department of Medicine at Albert Einstein College of Medicine. Dr. Weiner has written articles in several medical publications and is a member of American College of Physicians, the National Kidney Foundation, the American Society of Internal Medicine and the International Society of Nephrology.

                    All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

                    The Board of Directors met eight times during the fiscal year ended September 30, 1996. Each director attended at least 75% of the meetings.

                    All directors receive cash compensation of $10,000 for their services to the Company as directors and are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors. Those directors serving on both the Boards of the Company and ANMR receive cash compensation in the amount specified above only from ANMR.

                    The Executive Committee exercises all the powers and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law.

                    Non-employee directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors.

                    The Audit Committee reviews with the Company's independent accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee met once during fiscal 1996.

                    The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's 1992 Stock Option Plan. The Compensation/Option Committee met once during fiscal 1996.

          ITEM 11.  EXECUTIVE COMPENSATION

                    The following table sets forth the aggregate cash compensation paid by the Company to its most highly compensated executive officers whose cash compensation exceeded $100,000 (on a combined basis with cash compensation paid to such officers by
          ANMR) for services performed during the year ended September 30, 1996. Pursuant to the Shared Services Agreement, the Company and ANMR each pay 50 percent of such executive officers aggregate cash compensation.

                                           Annual Compensation
                               -------------------------------------------
                                                            Other Annual
           Name and Principal           Salary     Bonus    Compensation
                Position        Year     ($)        ($)          ($)
           ------------------  -----  ---------   -------  ---------------

           Jack Nelson         1996       --        --           --
           Enrique Levy        1996       --        --           --
           Charles Moche       1996       --        --           --
           Peter Roemer        1996       --        --           --

          (1) Stock options awards are for the year ended September 30, 1996.



                                   Long-Term Compensation
                             ----------------------------------
                                Awards                 Payouts
                             -------------             -------
                              Restricted      Stock
                                 Stock       Options     LTIP     All Other
         Name and Principal    Award(s)     Award(s)   Payouts  Compensation
              Position            ($)          (#)       ($)         ($)
         ------------------  ------------- ----------  -------  ------------

        Jack Nelson               --         90,000       --
        Enrique Levy              --         50,000       --      12,150(3)
        Charles Moche             --         20,000       --      18,900(3)

        Peter Roemer              --         20,000       --       8,400(3)

          EMPLOYMENT AGREEMENTS

                    The executive officers of the Company and ANMR are Jack Nelson, CEO, Enrique Levy, President and COO, and Charles Moche, CFO. Neither Mr. Nelson nor any of the other executive officers received any separate compensation from the Company for 1996.
          Mr. Nelson's salary as the Chairman of the Board and CEO of the Company and ANMR for the year ended September 30, 1996 was $284,999. Mr. Levy's salary as President and Chief Operating Office of the Company and ANMR was $246,346 for the year ended September 30, 1996. Mr. Moche's salary as CFO of the Company and ANMR was $180,000 for the year ended September 30, 1996. The Company and ANMR entered into two separate five year employment agreements with Mr. Nelson effective as of December 20, 1995.
          Mr. Levy's employment agreement with the Company and ANMR commenced in October 1995. Mr. Moche's contract has expired and he is currently employed on a monthly basis with the Company. (See "Item 13. Certain Relationships and Related Transactions.")

                    As of December 20, 1995, both the Company and ANMR entered into employment agreements with Jack Nelson (the "Nelson Employment Agreements"), employing him as Chairman of the Board, Chief Executive Officer and Treasurer of the Company and ANMR, respectively through December 31, 2000 at an aggregate base salary of $235,000, with a 10% increase in base salary effective during the second year and with any additional increases in base salary from both companies thereafter being instituted by the Board of Directors subject to the Company meeting revenue and net income budget projections.

                    The Company did not grant any stock options as part of Mr. Nelson's employment agreement. The Nelson Employment Agreements further provide that if Mr. Nelson terminates his employment "for cause" or the Company or ANMR, as the case may be, terminates his employment "without cause" (as each such term is defined in the Nelson Employment Agreements), or upon Mr. Nelson's death or disability, Mr. Nelson or his representative shall receive his annual base salary as paid by the Company or ANMR, as the case may be, for two full years from the date of his termination, less any amounts received under the Company's or ANMR's insurance policies as the case may be. In the event that the Company or ANMR, as the case may be, without the consent of Mr. Nelson, assigns its rights and obligations under either of the Nelson Employment Agreements to any company with or into which the Company or ANMR may merge or consolidate, or to which the Company or ANMR may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company or ANMR, and if the assignee was not previously part of a consolidated group with the Company or ANMR, then Mr. Nelson may terminate the applicable Nelson Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax.

                    The Company pays 50% of all compensation paid to Mr. Levy under his agreement with ANMR. As of September 1995, ANMR entered into an Employment Agreement with Enrique Levy (the "Levy Employment Agreement"), employing him as President and Chief Operating Officer of ANMR and the Company commencing October 1, 1995, through December 31, 2000, at a base salary of $225,000 per annum with a 10% increase in base salary effective during the second year, with any additional increases during the third, fourth and fifth years to be based upon increasing net income of the Company and ANMR in excess of the annual budgeted net income of the respective companies. Mr. Levy also received a $30,000 "signing" bonus from ANMR and is entitled to receive annual cash bonuses based upon Mr. Levy's overall performance including a comparison of the actual annual financial results of each of the Company and ANMR as compared to budgets for the year. Mr. Levy was also granted options to purchase (i) 250,000 shares of the Common Stock of ANMR to vest over a three year period and (ii) 100,000 shares of Common Stock of the Company to vest over a three year period. The Levy Employment Agreement further provides that if Mr. Levy terminates his employment "for cause" or the Company or ANMR, as the case may be, terminates his employment "without cause" (as such term is defined in the Levy Employment Agreement), or upon Mr. Levy's death or disability, Mr. Levy or his representative shall receive his annual base salary for two full years from the date of his termination, less any amounts received under the Company's or ANMR's insurance policies. In the event that the Company or ANMR, without the consent of Mr. Levy, assigns its rights and obligations under the Levy Employment Agreement to any company with or into which the Company or ANMR may merge or consolidate, or to which the Company or ANMR may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company or ANMR, and if the assignee was not previously part of a consolidated group with the Company or ANMR, then Mr. Levy may terminate the Levy Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax.

                    As of September 1, 1995, the Company entered into an employment agreement with Peter Roemer (the "Roemer Employment Agreement"), employing him as Executive Vice President Research and Technology of the Company through August 31, 2000 at a base salary of $140,000 with annual increments up to 10% of initial base salary being subject to criteria to be established by the Executive Committee. Dr. Roemer is also entitled to receive an annual bonus as determined by the Compensation Committee of the Board of Directors.

                    Dr. Roemer also was granted options to purchase (i) 25,000 shares of the Company's Common Stock, and (ii) 120,000 shares of common stock of ANMR. The Roemer Employment Agreement further provides that if Dr. Roemer terminates his employment "for cause" or the Company terminates his employment "without cause" (as each such term is defined in the Roemer Employment Agreement), or upon Dr. Roemer's death or disability, Dr. Roemer or his representative shall receive his annual base salary for one full year from the date of his termination, less any amounts received under the Company's insurance policies. In the event that the Company, without the consent of Dr. Roemer, assigns its rights and obligations under the Roemer Employment Agreement to any company with or into which the Company may merge or consolidate, or to which the Company may sell or transfer all or substantially all of its assets or of which 50% of more of the equity investment and of the voting control is owned, directly or indirectly, by the Company, and if the assignee was not previously part of a consolidated group with the Company, then Dr. Roemer may terminate the Roemer Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax. The Roemer Employment Agreement superseded Dr. Roemer's May 1994 Employment Agreement.

                    Each member of senior management was given the opportunity to have the exercise price of all outstanding stock options held by them repriced to the market price of the Company's common stock as of August 22, 1996 ($1.17) if, in exchange for such repricing, such member of senior management agreed to defer 17% of his salary for one year, at which time the Compensation Committee would determine whether additional deferrals were necessary. Messrs. Nelson, Levy and Moche agreed to the repricing of options held by them on such terms. See "Report of the Compensation Committee of the Board of Directors on Executive Compensation and Repricing of Options", below.

          STOCK OPTIONS

                    1992 Stock Option Plan. In October 1992, the Company adopted the 1992 Stock Option Plan (the "Employee Plan") which was amended effective August 22, 1996. The Employee Plan provides for the issuance of options, either incentive (as defined in the Internal Revenue Code of 1986, as amended (the "Code")), or non-qualified, covering up to 1,250,000 shares of Common Stock (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events). Options may be granted under the Employee Plan to employees, officers, consultants and advisors to the Company. The Employee Plan is administered by the Board of Directors who are not corporate officers. As of September 30, 1996, options for 950,000 shares of Common Stock were outstanding under this Plan at exercise prices ranging from $1.17 to $8.00 per share and expiring from 1998 to 2005.

                    Incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") may be granted under the Employee Plan. The option price per share under an option is determined on the date the option is granted, except the exercise price of an ISOS must be equal to or greater than the fair market value on the date of grant, or in the case of an ISO granted to a holder of more than 10% of the voting power of all classes of stock of the Company (a "10% Stockholder"), 110% of such fair market value.
          In any year an eligible employee may not receive ISOs that permit him to first exercise an option in any calendar year for Common Stock with a fair market value on the date the ISO is granted of more than $100,000. Options granted under the Employee Plan become exercisable at such time or times as may be determined by the Compensation/Option Committee and as set forth in an employee's stock option agreement.

                    An option terminates on the date established in the option agreement, which may not be more than 10 years after issuance or, in the case of ISOs granted to a 10% Stockholder, five years, subject to earlier termination.

                    1992 Non-Employee Directors' Stock Option Plan. In December 1992, the Company adopted the 1992 Non-Employee Directors" Stock Option Plan (the "Directors Plan"), which was amended effective August 22, 1996. The Directors Plan provides for the grant by the Company of options to purchase up to an aggregate of 350,000 shares of the Company's Common Stock (subject to adjustment, in certain cases, including stock splits, recapitalizations and reorganizations). The purpose of the Directors Plan is to attract, retain and motivate the Company's non-employee directors. As of September 30, 1996, options for 175,000 shares of Common Stock were outstanding under this plan at exercise price of $1.17 per share and expiring from 2003 to 2006.

                    Each member of the Board of Directors of the Company who is not an employee of the Company qualifies as a non-employee directions (a "qualified director"). Under the Directors Plan, qualified directors receive automatic grants of options without further action or authorization required by the Board of Directors. Qualified directors are to receive an initial grant of options to purchase [25,000] shares of Common Stock upon their election to the Board, at an exercise price equal to the fair market value on the trading day immediately preceding the date of grant and vesting after one year, except by practice some of these options have vested as to 2,500 shares after one year, and 1,250 shares each six months thereafter. In addition, on the first anniversary of such previous grant, and for each successive one year anniversary thereafter, each qualified director will automatically receive options to purchase 10,000 shares of Common Stock exercisable commencing one year from the date of grant at the fair market value of the Common Stock on the trading day immediately preceding the date of grant. Options granted under the Directors Plan have a term of ten years, subject to earlier termination.

                    Effective August 22, 1996, the Company's stockholders approved amendments (the "Amendments") to both of its Option Plans. The Amendments increased the number of shares of Common Stock offered under each Plan, permitted transfer of options to members of the optionee's immediate family, revised the continuation of an option upon the cessation of the optionee's association with the Company and effected certain conforming changes.

                    In addition to the above plans, at December 31, 1996, there were outstanding options and warrants to purchase 395,000 shares of Common Stock at prices ranging from $2.20 to $2.50 per share exercisable through May 2001.


                        Option/SAR Grants in Last Fiscal Year
           ----------------------------------------------------------------
                                        -----
                                                  Individual
                                                    Grants

           ----------------------------------------------------------------
                                        -----
                   (a)                (b)            (c)           (d)
                                   Number of      % of Total
                                  Securities     Options/SARS
                                  Underlying      Granted to
                                   Options/      Employees in   Exercise
                                     SARs                        on Base
           Name                   Granted (#)   Fiscal Period     Price
           ------------------- ---------------- ------------- ------------
           -                           -              -             -
           Jack Nelson              90,000           16%          $1.17

           Enrique Levy             50,000            9%          $1.17
           Charles Moche            20,000            4%          $1.17
           Peter Roemer             20,000            4%          $1.17



                        Option/SAR Grants in Last Fiscal Year
           ----------------------------------------------------------------
                                        -----

                                      Potential Realizable    Alternative
                                            Value at           to (f) and
                                     Assumed Rates of Stock       (g)
                                     Price Appreciation for    Grant Date
                                           Option Term            Value
           ----------------------------------------------------------------
                                        -----

                (a)           (e)        (f)         (g)          (h)
                                                                 Grant
                                                                  Date
                          Expiration                            Present
           Name              Date       5% ($)     10% ($)      Value $
           -------------- ----------  ---------- ----------  -------------
           -                   -          -           -            -
           Jack Nelson     8/22/2001   $29,000    $64,200

           Enrique Levy    8/22/2001   $16,100    $35,700
           Charles Moche   8/22/2001   $ 6,400    $14,200
           Peter Roemer    8/22/2001   $ 6,400    $14,200


          *Excludes Options for 50,000 which were granted in 1994 and were forfeited as of September 30, 1995.


                               Fiscal Year End Option Value
           --------------------------------------------------------------------

           --------------------------------------------------------------------

                                                          Value of Unexercised
                               Number of Unexercised      In-the-Money Options
                             Options at Sept. 30, 1996   at September 30, 1996
           Name              Exercisable/Unexercisable        Exercisable
           ---------------  ---------------------------  ----------------------

           Jack Nelson             128,750/91,250                  0
           Enrique Levy            33,333/116,667                  0
           Charles Moche           80,000/20,000                   0

           Peter Roemer            15,625/29,375                   0


          REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION AND THE REPRICING OF OPTIONS

                    The Compensation Committee of the Board of Directors (the "Committee") establishes the general compensation policies of the Company, establishes the compensation plans and specific compensation levels for executive officers, and administers the Employee and Directors Plans. The Committee is composed of two independent, non-employee Directors.

                    The Committee believes that the chief executive officer's ("CEO") compensation and the compensation of the officers of the Company should be heavily influenced by Company performance. Stock options are granted to the CEO and other executives, primarily based upon the executive's ability to influence the Company's long term growth. In addition, the Committee considers factors such as relative Company performance, the individual's past performance and future potential in establishing the compensation levels and stock option awards.

                    During 1996 the Committee considered that fact that the exercise price for existing stock options for executive officers, employees, current directors and consultants of the Company granted in prior years had become considerably in excess of market prices for the Company's Common Stock and that as a result such options did not provide the holders with the desired incentive of linking their long term compensation with the performance goals of the Company's stockholders. This consideration along with the Committee's consideration of certain cash pressures experienced by the Company which prohibit increases in cash compensation of executive officers lead to the Committee's recommendation that previously issued options be canceled and reissued at exercise prices close to the market value of the Company's Common Stock.

                    As a result, in August 1996 the Committee and the Board approved the cancellation and reissuance of certain previously issued options held by current executive officers and directors on the following terms. Each member of senior management was given the opportunity to have the exercise price of all outstanding stock options held by them repriced to the market price of the Company's Common Stock as of August 22, 1996 ($1.17) if, in exchange for such repricing, such member of senior management agreed to defer 3.33% of his salary for one year, at which time the Compensation Committee would determine whether additional deferrals were necessary. Messrs. Nelson, Levy and Moche agreed to the repricing of the options held by them on such terms and Dr. Roemer did not accept such offer. Each director of the Company was also given the opportunity to have the exercise price of options presently held by him repriced to the market price of the Company's Common Stock as of August 22, 1996 if, in exchange for such repricing, such director agreed to forego the $10,000 board fee. All incumbent directors agreed to the repricing of their options on such terms.

                    The Committee and the Board felt that the deferral in the salaries of the executive officers and the elimination of the board fee in exchange for repricing of options held by executive officers and directors, respectively, was the best way for the Company to continue to provide incentive to its executive officers and directors while simultaneously addressing the Company's cash pressures by reducing payroll expenses.

          Respectfully submitted,
          THE COMPENSATION COMMITTEE
          Robert Spira
          Bernard Weiner

                               10-YEAR OPTION/SAR REPRICINGS
           --------------------------------------------------------------------
                                         Number Of Securities   Market Price Of
                                              Underlying       Stock At Time Of
                                             Options/SARs        Repricing Or
                                          Repriced Or Amended      Amendment
                  Name           Date             (#)                 ($)
                   (a)            (b)             (c)                 (d)
           -------------------  -------- --------------------  ----------------

           Jack Nelson, CEO     8/22/96          120,000             1.17
                                8/22/96           10,000             1.17
           Enrique Levy,        8/22/96          100,000             1.17
           President

           Charles Moche,       8/22/96           80,000             1.17
           CFO


          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

                    The following table sets forth certain information as of December 31, 1996 concerning ownership by (i) all persons who own beneficially 5% or more of the outstanding shares of the Company's Common Stock, (ii) each director, and (iii) all officers and directors of the Company as a group:


                                                                 PERCENTAGE
            NAME AND ADDRESS              AMOUNT AND NATURE OF       OF
          OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP     CLASS
          -------------------             --------------------   ----------

          Advanced NMR Systems, Inc.
            46 Jonspin Road
            Wilmington, MA 01887(1)             4,000,000 (1)       47.9%
          Jack Nelson                        4,128,750 (2)(1)       48.7%
          Enrique Levy                       4,033,333 (3)(1)       48.1%
          George Aaron                             13,750 (4)        0.2%
          Alison Estabrook                               -0-           0%
          Robert Spira, M.D.                       13,750 (4)        0.2%
          Sol Triebwasser, Ph.D.                   13,750 (4)        0.2%
          Bernard Weiner, M.D.                      2,500 (5)          0%

          All officers and directors
          as a group (10 persons)      4,205,833 (2)(3)(4)(5)       49.3%

          ________________
          (1) Includes 2,750,000 shares subject to an escrow arrangement described in Item 13. Certain Relationships and Related
                                 ---------------------------------
               Transactions.
               ------------

          (2) Includes (i) 128,750 shares underlying options currently exercisable under the 1992 Employees Stock Option Plan (ii) 4,000,000 shares beneficially owned by ANMR, of which Mr. Nelson is an executive officer and director, and excludes 91,250 shares underlying options granted in 1994 under the 1992 Stock Option Plan which are subject to vesting thereunder.

          (3) Includes (i) 33,333 shares underlying options currently exercisable outside the 1992 Employees Stock Option Plan and
               (ii) 4,000,000 shares beneficially owned by ANMR, of which Mr. Levy is an executive officer and director, and excludes 66,667 options granted after September 30, 1995, outside the 1992 Stock Option Plan which are subject to vesting thereunder and 50,000 options granted in 1996 under the 1992 Stock Option Plan which are subject to vesting thereunder.

          (4) Includes 13,750 underlying options immediately exercisable under the 1992 Directors Plan and excludes 21,250 shares underlying options under the 1992 Directors Plan which are not presently exercisable.

          (5) Includes 2,500 underlying options immediately exercisable under the 1992 Directors Plan and excludes 32,500 shares underlying options under the 1992 Directors Plan which are not presently exercisable.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    In July 1992, ANMR, in forming the Company as a subsidiary for the purpose of financing the development of MRI scanners for breast imaging, entered into the ANMR License Agreement, licensing to the Company the right to use ANMR's technology in the development of a dedicated breast imaging system. In consideration, the Company paid $1,680,000 and issued to ANMR 4,000,000 shares of the Company's Common Stock, of which 2,750,000 shares are subject to an escrow agreement described below.

                    On August 29, 1996, the Company's shared services agreement with ANMR, dated January 25, 1992, was terminated and the Company and ANMR entered into a new agreement which outlines a more accurate method of allocating the services that are shared by the companies. The new agreement has developed as a result of two significant factors: (a) the changes in the company profile of ANMR which is modifying its technology operations related to the manufacture of its InstaScan retrofit system and is attending to its service division, and (b) the growing independence of both companies as each company pursues divergent objectives. Vendors for parts and services have been instructed to provide separate invoices directly to the Company and ANMR, as the case may be. Expenses related to the use of the facilities, such as rent, utilities and insurance, will be apportioned based on the number of square feet occupied by the Company or ANMR, respectively.

          The remaining expenses, including senior management, administration and miscellaneous supplies and resources, will be allocated evenly between the companies, but will be modified as circumstances dictate.

                    Five of the seven officers and directors of the Company are also officers and directors of ANMR. Any conflicts will be resolved by Jack Nelson, Chairman of the Board of both ANMR and the Company, and by the Board of Directors of each company, consistent with their fiduciary duties.

                    As of September 30, 1996, ANMR had made advances and been reimbursed for expenses incurred on behalf of the Company for research and development and other activities relating to the development of the Company's MRI scanner for breast imaging aggregating approximately $1,600,000.

                    Also, in connection with the public offering, ANMR placed 2,750,000 of its 4,000,000 shares of the Company's Common Stock into escrow. On May 1, 1997, all escrow shares not released from escrow will be forfeited and contributed to the capital of the Company as a result of the Company's failure to achieve certain financial milestones, which if achieved would have resulted in the release of the escrowed shares. Upon the forfeiture of the escrowed shares the Company will incur an expense based on the fair market value of the Company's Common Stock and ANMR's interest in the Company will be reduced to approximately 20%.

                    The Company believes that its transactions with ANMR described above were on terms not less favorable to the Company than the terms that would have been available from unaffiliated parties under similar circumstances. Actual comparisons with other transactions are not possible, however.

                                       PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K.

              (a)(1) The following Financial Statements are filed herewith:

                         Report of Independent Auditors
                         Balance Sheets
                         Statements of Operations
                         Statements of Changes in Stockholders' Equity Statements of Cash Flows
                         Notes to Financial Statements

              (a)(2) The following Financial Statement Schedules are filed herewith:

                         None. All schedules have been omitted because they are inapplicable or not required, or the information is included in the financial statements or notes thereto.

              (a)(3)   Exhibits, including those incorporated by reference.


          Exhibit Number
          --------------

              3.1      --  Certificate of Incorporation of the Company, as
                           amended (filed as Exhibit 3.1 to the
                           Registration Statement on Form S-1, File No.
                           33-54198 (the "Registration Statement") and incorporated herein by reference).

              3.2      --  By-Laws of the Company (filed as Exhibit 3.2 to
                           the Registration Statement and incorporated herein by reference).

              4.       --  Form of 4% Convertible Debenture due December
                           1, 1998 (filed as Exhibit 4 to the Company's
                           Current Report on Form 8-K, dated May 15, 1996, File No. 0-20968 (the "8-K"), and incorporated herein by reference).

              10.1     --  License Agreement between the Company and
                           Advanced NMR Systems, Inc. ("ANMR") (filed as
                           Exhibit 10.1 to the Registration Statement, and incorporated herein by reference).

              10.1     --  Form of Amendment No. 1 to License Agreement
                           (filed as Exhibit 10.1(a) to the Registration Statement, and incorporated herein by reference).

              10.2*    --  Shared Services Agreement dated as of August
                           29, 1996  between the Company and ANMR.

              10.3     --  Escrow Agreement among the Company, ANMR and
                           American Stock Transfer & Trust Company (filed as Exhibit 10.3 to the Registration Statement, and incorporated herein by reference).

              10.4     --  Lease for ANMR's facility (filed as Exhibit
                           10.4 to the Registration Statement, and
                           incorporated herein by reference).

              10.5     --  Form of License Agreement between ANMR and Yuli
                           Pulyer (filed as Exhibit 10.5 to the
                           Registration Statement, and incorporated herein by reference).

              10.6 1992 Stock Option Plan, effective October 21, 1992, as amended, effective August 22,1996 (filed as Attachment No. 1 to the Company's Proxy Statement, dated July 29, 1996, File No. 0-20968 (the "Proxy Statement"), and incorporated herein by reference).

              10.7     --  1992 Non-Employee Directors' Stock Option Plan,
                           effective December 22, 1992, as amended, effective August 22, 1996 (filed as Attachment no. 2 to the Proxy Statement, and incorporated herein by reference).

              10.8     --  Form of Offshore Securities Subscription
                           Agreement, without exhibits (filed as Exhibit 10 to the 8-K, and incorporated herein by reference).

              10.9*    --  Employment Agreement, dated as of December 20,
                           1995, between the Company and Jack Nelson.

              21*      --  List of subsidiaries of the Company.

              23*      --  Consent of Richard A. Eisner & Company, LLP
                           independent public accountants for the Company.


                       (b) Reports on Form 8-K

                           None

                       (c) None

                       (d) Separate Financial Statements and Schedules
                           None

          ------------------
          * Filed herewith

                                      SIGNATURES

                    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated: January 10, 1997

                              ADVANCED MAMMOGRAPHY SYSTEMS, INC.

                              By: /s/ Jack Nelson
                                --------------------------------------
                                     Jack Nelson, Chairman of the Board

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


          Signature           Title                       Date
          ---------           -----                       -----

          /s/ Jack Nelson
          ------------------- Chairman of the Board       January 10, 1997
          Jack Nelson


          /s/ Robert Spira
          ------------------- Vice Chairman of the Board January 10, 1997 Robert Spira, M.D.



          /s/ Enrique Levy    President and Chief
          ------------------- Operating Officer           January 10, 1997
          Enrique Levy


          /s/ Charles Moche
          ------------------- Chief Financial and
          Charles Moche       Accounting Officer          January 10, 1997



          ------------------- Director
          George Aaron


          /s/ Alison Estabrook
          ------------------- Director                    January 10, 1997
          Alison Estabrook, M.D.


          /s/ Sol Triebwasser
          ------------------- Director                    January 10, 1997
          Sol Triebwasser PhD

          /s/ Bernard Weiner
          -----------------   Director                    January 10, 1997
          Bernard Weiner, M.D.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.

                                     -I N D E X -
                                     ------------
                                                                      PAGE
                                                                     NUMBER
                                                                     ------

          INDEPENDENT AUDITORS' REPORT  . . . . . . . . . . . . . . . . F-2


          BALANCE SHEETS AS AT
          SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995 . . . . . . . . . . F-3


          STATEMENTS OF OPERATIONS FOR THE
          YEAR ENDED SEPTEMBER 30, 1996 AND
          NINE MONTHS ENDED SEPTEMBER 30, 1995
          AND SEPTEMBER 30, 1994 (UNAUDITED) AND THE
          YEAR ENDED DECEMBER 31, 1994 AND FOR THE
          PERIOD FROM JULY 2, 1992 (INCEPTION)
          TO SEPTEMBER 30, 1996 . . . . . . . . . . . . . . . . . . . . F-4


          STATEMENTS OF CHANGES IN STOCKHOLDERS'
          EQUITY FOR THE YEAR ENDED SEPTEMBER 30,
          1996, THE NINE MONTH PERIOD ENDED
          SEPTEMBER 30, 1995, THE YEAR ENDED
          DECEMBER 31, 1994 AND FOR THE PERIOD
          FROM JULY 2, 1992 (INCEPTION) TO
          SEPTEMBER 30, 1996 . . . . . . .. . . . . . . . . . . . . . F-5


          STATEMENTS OF CASH FLOWS FOR THE
          YEAR ENDED SEPTEMBER 30, 1996 AND
          NINE MONTHS ENDED SEPTEMBER 30, 1995
          AND SEPTEMBER 30, 1994 (UNAUDITED) AND THE
          YEAR ENDED DECEMBER 31, 1994 AND FOR THE
          PERIOD FROM JULY 2, 1992 (INCEPTION)
          TO SEPTEMBER 30, 1996 . . . . . . . . . . . . . . . . . . . . F-6


          NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . F-7

                             INDEPENDENT AUDITORS' REPORT


          The Board of Directors and Stockholders of
          Advanced Mammography Systems, Inc.

                    We have audited the accompanying balance sheets of Advanced Mammography Systems, Inc. (a development stage company) as at September 30, 1996 and September 30, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 1996, the nine months ended September 30, 1995, the year ended December 31, 1994 and for the period July 2, 1992 (Inception) to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                    In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Advanced Mammography Systems, Inc. at September 30, 1996 and September 30, 1995, and the results of its operations and its cash flows for the year ended September 30, 1996, the nine months ended September 30, 1995, the year ended December 31, 1994 and the period from July 2, 1992 (Inception) to September 30, 1996, in conformity with generally accepted accounting principles.

                    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced recurring losses and based on current estimates of cash flow, management does not believe that it will have sufficient cash to satisfy its obligations as they become due during fiscal 1997. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note A to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  	   /s/ Richard A. Eisner & Company, LLP
          --------------------------------------
	  Richard A. Eisner & Company, LLP
          Cambridge, Massachusetts
          November 22, 1996

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                                    BALANCE SHEETS
                                    --------------
                                                  September 30,  September 30,
           ASSETS                                     1996           1995
           ------                                 -------------  -------------


           CURRENT ASSETS:
           Cash and cash equivalents . . . . .     $  1,997,076   $  1,832,563
           Inventory (Note B)  . . . . . . . .        1,123,404        969,979
           Other current assets  . . . . . . .           27,204              0
                                                   ------------   ------------

                TOTAL CURRENT ASSETS . . . . .        3,147,684      2,802,542

           Equipment at cost, net of                    611,432        603,797
           accumulated depreciation of
                  $335,277 and $190,942 at
                  September 30, 1996 and
                  September 30, 1995,
                  respectively (Note B)


           Patent at cost, net of amortization           24,661         24,028
                  of $7,060 and $1,091 at
                  September 30, 1996 and
                  September 30, 1995,
                  respectively (Note B)  . . .
           Other . . . . . . . . . . . . . . .                0         10,000

           Debt issue cost (Note C)  . . . . .          200,574              0
                                                   ------------   ------------

           TOTAL ASSETS                            $  3,984,351   $  3,440,367
                                                   ============   ============


           LIABILITIES AND STOCKHOLDERS' EQUITY

           CURRENT LIABILITIES:

           Accounts payable & accrued expenses     $    184,785   $     25,083
           Compensation payable  . . . . . . .           52,259         38,509
           Accounts payable to related party            671,551        133,428
                  (Note E) . . . . . . . . . .     ------------   ------------


           TOTAL CURRENT LIABILITIES . . . . .          908,595        197,020
                                                   ------------
           Notes Payable (Note C)  . . . . . .        1,471,751              0
                                                   ------------
                TOTAL LIABILITIES  . . . . . .        2,380,346        197,020


           STOCKHOLDERS' EQUITY (Notes A and C)
           Preferred stock, $.01 par value;                  --             --
                  5,000,000 shares authorized,
                  none issued  . . . . . . . .
           Common stock, $.01 par value;                 83,468         65,984
                  25,000,000 shares authorized,
                  8,346,740 shares issued at
                  September 30, 1996, and
                  6,598,376 shares issued at
                  September 30, 1995 . . . . .

           Additional paid-in capital  . . . .       13,368,542     11,847,729
           Deficit accumulated during the          (11,848,005)    (8,670,366)
                  development stage  . . . . .     ------------   ============


                TOTAL STOCKHOLDERS' EQUITY . .        1,604,005      3,243,347
                                                   ------------

           TOTAL LIABILITIES & STOCKHOLDERS'       $  3,984,351   $  3,440,367
                  EQUITY . . . . . . . . . . .     ============   ============

          The accompanying notes to financial statements are an integral part hereof.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENTS OF OPERATIONS



                                                   Nine Months     Nine Months
                                     Year Ended       Ended           Ended
                                   September 30,  September 30,   September 30,
                                        1996           1995           1994
                                   -------------  -------------   -------------
                                                   (unaudited)
           COSTS & EXPENSES:
           Acquired Technology
             Rights (Note D)        $         --    $         --   $         --
           Research & Development
             (Note D)                  1,007,294         664,786        717,010

           General &
             Administrative            2,209,736       1,107,326      1,119,138
             (Note E)               ------------    ------------   ------------


           LOSS FROM OPERATIONS      (3,217,030)     (1,772,112)    (1,836,148)

           Amortization of Debt
             Issuance Costs
             (Note C)                   (30,857)              --             --
           Interest Expense
             (Note C)                         --              --             --

           Interest and Other             70,248          88,064         63,268
             Income                 ------------    ------------   ------------

           NET LOSS AND DEFICIT
             ACCUMULATED
             DURING DEVELOPMENT     $(3,177,639)    $(1,684,048)   $(1,772,880)
             STAGE                  ============    ============   ============


           NET LOSS PER SHARE             $(.79)          $(.44)         $(.64)
             (Note B)                       ===             ===            ===


           Weighted average
             number of
             Common Shares             4,046,160       3,830,092      2,765,975
             Outstanding            ============    ============   ============

                                                                 Cumulative
                                                              from July 2, 1992
                                              Year Ended       (inception) to
                                          December 31, 1994  September 30, 1996
                                          -----------------  ------------------

           COSTS & EXPENSES:
           Acquired Technology Rights
             (Note D)                          $         --       $   1,720,000

           Research & Development
             (Note D)                               992,365           3,726,862
           General & Administrative               1,582,820           5,770,296
             (Note E)                          ------------       -------------


           LOSS FROM OPERATIONS                 (2,575,185)        (11,217,158)

           Amortization of Debt Issuance
             Costs (Note C)                              --           (341,819)
           Interest Expense (Note C)                     --           (599,999)

           Interest and Other Income                 72,023             310,971
                                               ------------       -------------

           NET LOSS AND DEFICIT
             ACCUMULATED DURING                $(2,503,162)       $(11,848,005)
             DEVELOPMENT STAGE                 ============       =============


           NET LOSS PER SHARE (Note B)               $(.89)
                                                       ===

           Weighted average number of             2,801,946
             Common Shares Outstanding         ============


          The accompanying notes to financial statements are an integral part hereof.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   Deficit
                                                                 Accumulated
                               Common Stock        Additional    During the
                          ---------------------     Paid-in      Development
                            Shares      Amount      Capital         Stage
                            ------      ------      -------      -----------
        Common stock
         issued in
         connection
         with the
         acquisition of
         technology
         rights
         (Note D)          4,000,000     $40,000   $        --  $          --
        Common stock
         warrants issued
         in connection
         with notes
         payable
         (Note C[3])              --          --       500,000             --

        Net loss July 2,
         1992
         (inception)
         to December 31,          --          --            --    (2,718,560)
         1992              ---------     -------   -----------  -------------
        Balance
         December 31,
         1992              4,000,000      40,000       500,000    (2,718,560)

        Initial public
         offering of
         stock, net of
         offering costs    1,483,500      14,835     7,449,677             --
        Net loss for the
         year ended
         December 31,             --          --            --    (1,764,596)
         1993              ---------     -------   -----------  -------------
        Balance
         December 31,
         1993              5,483,500      54,835     7,949,677    (4,483,156)

        Warrants
         exercised           223,105       2,231       667,084             --
        Stock options
         exercised             5,000          50        39,950             --
        Net loss for the
         year ended
         December 31,             --          --            --    (2,503,162)
         1994              ---------     -------   -----------  -------------
        Balance
         December 31,
         1994              5,711,605      57,116     8,656,711    (6,986,318)

        Stock options
         exercised           114,286       1,143       881,288             --
        Warrants
         exercised           772,485       7,725     2,309,730             --
        Net loss for the
         nine months
         ended
         September 30,            --          --            --    (1,684,048)
         1995              ---------     -------   -----------  -------------
        Balance
         September 30,
         1995              6,598,376     $65,984   $11,847,729   $(8,670,366)

        Common stock
         warrants issued
         in connection
         with notes
         payable
         (Note C[3])              --          --       200,000             --

        Cost of warrants
         issuance                 --          --      (16,619)             --

        Conversion of
         Notes Payable
         into Common
         Stock
         (Note C[3])       1,748,364      17,484     1,337,432             --

        Net loss for the
         year ended
         September 30,            --          --            --    (3,177,639)
         1996              ---------     -------   -----------  -------------

        Balance
         September 30,     8,346,740     $83,468   $13,368,542  $(11,848,005)
         1996               ========     =======   ===========  =============



        The accompanying notes to financial statements are an integral part hereof.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENTS OF CASH FLOWS

                                                    Nine Months    Nine Months
                                      Year Ended       Ended          Ended
                                     September 30, September 30,  September 30,
                                         1996           1995           1994
                                     ------------- -------------  -------------
                                                                   (unaudited)
      Cash flows from
       operating
       activities:                    $(3,177,639)   $(1,684,048)   $(1,772,880)
         Net Loss                     ------------   ------------   ------------
         Adjustments to
          reconcile net loss to
          net cash flows from
          operating activities:
            Depreciation and
            amortization                   148,920         81,485         49,381
           Amortization of debt
            issuance cost                   30,857             --             --

           Common stock issued for
            technology rights                   --             --             --
           Changes in assets and
            liabilities:
            Inventories                  (153,425)      (702,641)       (58,720)
           Prepaid expenses & other
            assets                        (17,204)         58,720       (15,000)
           Accounts payable and
            other current                  711,575      (217,103)        334,730
            liabilities               ------------    -----------   ------------
           Total adjustments               720,723      (779,539)        310,391
                                      ------------    -----------   ------------
      Net cash used for operating      (2,456,916)    (2,463,587)    (1,462,489)
       activities                     ------------    -----------   ------------


      Cash flows from investing
       activities:                       (158,571)       (94,562)      (444,814)
       Capital expenditures           ------------     ----------   ------------
      Net cash used for investing        (158,571)       (94,562)      (444,814)
       activities                     ------------     ----------   ------------
      Cash flows from financing
       activities:
       Proceeds from notes payable
       and warrants                      3,000,000             --             --
       Debt issuance costs               (220,000)             --             --
       Payment of notes payable                 --             --             --
       Public offering of stock,
      net                                       --             --             --

       Costs of Public Offering                 --             --             --
       Sale of option to purchase
        units                                   --             --             --
       Proceeds from sale of stock
        and exercise of warrants                --      3,199,886        469,060
      Net cash provided by
      financing                          2,780,000      3,199,886        469,060
       activities                     ------------     ----------   ------------

      Cash and cash equivalents:
       Net increase (decrease)             164,513        641,737    (1,438,243)

       Balance, beginning of period      1,832,563      1,190,826      3,434,513
                                      ------------     ----------   ------------
       Balance, end of period          $(1,997,076     $1,832,563   $  1,996,270
                                      ============     ==========   ============


                                                            Cumulative
                                                        from July 2, 1992
                                         Year Ended       (inception) to
                                     December 31, 1994  September 30, 1996
                                     ----------------- -------------------
      Cash flows from operating
       activities:                        $(2,503,162)       $(11,848,005)
       Net Loss                           ------------       -------------
       Adjustments to reconcile net
        loss to net cash flows from
        operating activities:
        Depreciation and
        amortization                            76,889           1,100,090
       Amortization of debt issuance
        cost                                        --              82,682
       Common stock issued for
        technology rights                           --              40,000
       Changes in assets and
        liabilities:
        Inventories                          (267,338)         (1,123,404)

       Prepaid expenses & other
        assets                                (73,720)            (27,204)
        Accounts payable and other             293,424             908,595
         current liabilities              ------------        ------------
        Total adjustments                       29,255             980,759
                                          ------------        ------------
      Net cash used for operating          (2,473,907)        (10,867,246)
      activities                          ------------        ------------

      Cash flows from investing
       activities:                           (479,095)           (978,429)
       Capital expenditures               ------------       -------------
      Net cash used for investing            (479,095)           (978,429)
       activities                         ------------       -------------

      Cash flows from financing
       activities:
       Proceeds from notes payable
        and warrants                                --           5,000,000
       Debt issuance costs                          --           (530,962)
        Payment of notes payable                    --         (2,000,000)
        Public offering of stock,
         net                                        --           8,901,000
        Costs of Public Offering                    --         (1,436,617)
        Sale of option to purchase
         units                                      --                 129

        Proceeds from sale of stock            709,315           3,909,201
         and exercise of warrants         ------------       -------------
      Net cash provided by financing           709,315          13,842,751
       activities                         ------------       -------------

      Cash and cash equivalents:
       Net increase (decrease)             (2,243,687)           1,997,076
       Balance, beginning of period          3,434,513       $          --
                                          ------------       -------------
       Balance, end of period              $ 1,190,826       $   1,997,076
                                          ============       =============


     The accompanying notes to financial statements are an integral part hereof.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                            (A DEVELOPMENT STATE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS


          (NOTE A) The Company:
          --------------------

                    Advanced Mammography Systems, Inc. (the "Company") was incorporated on July 2, 1992 as a wholly owned subsidiary of Advanced NMR Systems, Inc. ("ANMR"). At September 30, 1996, ANMR owns approximately 48% of the outstanding common stock of the Company. The Company was formed to develop a dedicated magnetic resonance imaging system for mammography. The Company obtained its mammography technology and certain rights to other technology from ANMR (Note D). The Company also intends to pursue other dedicated imaging systems in the future.

                    The Company is in the development stage and its efforts through September 30, 1996 have been principally devoted to organizational activities, raising capital and research and development efforts. Management anticipates incurring substantial additional losses as it pursues its research and development efforts and production and marketing activities.

                    The Company shares facilities and certain other resources with ANMR and costs are allocated between the companies based on estimated usage. Certain of ANMR's officers serve as officers of the Company and the Company obtains management and administrative support from ANMR's staff.

                    In August 1996, ANMR's Board of Directors adopted a formal plan to discontinue its Imaging Systems Business Segment. The Company is renegotiating its Shared Services agreement based upon this discontinuance of operations for the upcoming year.

                    The Company currently has no sources of recurring revenues and has incurred operating losses since its inception. At September 30, 1996, the Company has an accumulated deficit of $11,848,005. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses associated with the Company's operations. The Company expects that operating losses will continue for at least the next few years as product development, clinical testing and other operations continue. The Company currently funds its operations principally through the use of cash obtained from third party financing. The Company is continuing to actively pursue various funding options, including equity offerings, commercial and other borrowings, strategic corporate alliances and business combination transactions, or a combination of these methods for obtaining the additional financing that would be required to continue the research and development necessary to complete the development of its product and bring it to commercial markets. There can be no assurance that these efforts will be successful.

          (NOTE B) Summary of Significant Accounting Policies:
          ----------------------------------------------------

               [1]  Fiscal year end
                    ---------------

                    During 1995, the Company changed its fiscal year from December 31 to September 30. All references to years in these notes to financial statements represent fiscal years unless otherwise noted.

               [2]  Depreciation and amortization:
                    ------------------------------

                    Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When property is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and any resulting gain or loss is included in expense.

               [3]  Loss per share of common stock:
                    -------------------------------

                    The loss per share of common stock for the twelve months ended September 30, 1996 and the nine months ended September 30, 1995 and the nine months ended September 30, 1994 and the year ended December 31, 1994 is based on the weighted average number of common shares outstanding during the respective periods.

                    Shares held in escrow are not treated as outstanding because their effect would be antidilutive (Note C[1]).

               [4]  Cash Equivalents:
                    -----------------

                    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

               [5]  Inventories:
                    ------------

                    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory is comprised principally of components to be used in the production of the mammography imaging systems.

               [6]  Use of Estimates:
                    -----------------

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               [7]  Recent pronouncements:
                    ----------------------

                    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFA 123"). The Company will adopt the disclosure requirements of SFAS 123 during the Company's fiscal year ending September 30, 1997, but will account for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as permitted under SFAS 123.

                    In addition, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"): SFAS 121 is also effective for the Company's fiscal year ending September 30, 1997. The Company believes adoption of SFAS No. 121 will not have a material impact on its financial statements.

          (NOTE C) Capitalization:
          ------------------------

               [1]  Common stock:
                    ------------
                    As discussed in Note D, the Company has issued 4,000,000 shares of common stock to ANMR for a purchase price of $40,000. In connection with its initial public offering, ANMR placed 2,750,000 of the 4,000,000 shares outstanding into escrow. The escrow shares are to be released based upon the Company attaining certain levels of pretax income for the years ending December 31, 1995 and/or 1996 and if the market price of the Company's common stock reaches certain levels during defined periods ending December 31, 1996. If the shares are released from escrow the Company will incur an expense related to the value of the shares at the time they are released. The Company believes that it is highly unlikely that the escrow shares will be released.

               [2]  Preferred stock:
                    ----------------

                    The Company has authorized the issuance of 5,000,000 shares of preferred stock, par value $.01 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series.

               [3]  Notes payable and related warrants:
                    -----------------------------------

                    As of July 30, 1992, the Company issued $2,000,000 of notes, with an annual interest rate of 10%, originally payable on June 30, 1993. The notes were issued with detachable warrants to purchase 1,000,000 shares of common stock at a price equal to one-half the offering price of the initial public offering which was $6.00 per share. The notes were redeemed, including accrued interest, on the closing date of the Company's initial public offering in January 1993. Of the gross proceeds of $2,000,000 from the issuance of the notes, $500,000 was attributed to the value of the warrants and accounted for as debt discount and amortized over the term the debt was outstanding. Expenses incurred in connection with the issuance of the notes, amounting to $310,962 were amortized on the same basis.


                    During 1996, pursuant to Regulation S of the Securities act of 1933, the Company issued $3,000,000 of 4% convertible notes payable. The notes are due in full on December 1, 1998. The principal amount of the notes is convertible into shares of common stock at a conversion price equal to the lesser of 125% of the market price on the issuance date, or 75% of the market price on the conversion date. The market price, as defined in the agreement, equals the average closing bid price of the common stock for the three trading days immediately preceding the issuance date or the conversion date, as may be applicable, as reported by the National Association of Securities Dealers Automated Quotation system ("NASDAQ"). Through September 30, 1996, a total of $1,438,000 of the principal amount of the notes payable had been converted into 1,748,364 shares of common stock of the Company and the principal amount of the notes outstanding at September 30, 1996, is $1,562,000. In conjunction with these notes, the Company issued warrants for the purchase of 395,000 shares of its common stock. The warrants are exercisable until May 15, 2001 at a price of $2.50 per share. The value assigned to these warrants, amounting to $200,000, is accounted for as debt discount and is being amortized over the period of time the notes are expected to be outstanding. The effective interest rate on the notes, including the debt discount, is approximately 7%.

               [4]  Stock option plans:
                    -------------------

                    The Company has a stock option plan that provides for the granting of options to purchase up to 1,250,000 shares of common stock. The Plan provides for the granting of both incentive stock options and nonstatutory stock options to employees, directors and consultants.

                    In addition, the Company has a Nonemployee Directors' Stock Option plan that provides for the granting of options to purchase up to 350,000 shares of common stock to nonemployee directors of the Company.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.


                    The Company has had the following option activity through September 30, 1996:



                                        Number            Option Price
                                       of Shares           Per Share
                                       ---------         -------------

          Balance - 12/31/92                  0                   $-0-
          Granted                       100,000         $6.00 - $ 9.98
                                        -------
          Balance - 12/31/93            100,000         $6.00 - $ 9.98
          Granted                       187,500         $4.63 - $10.00
          Canceled                     (50,000)                 $10.00
          Exercised                     (5,000)                  $8.00
                                      ---------
          Balance - 12/31/94            232,500         $4.63 - $10.00
          Granted                       232,500         $4.63 - $12.81
          Canceled                     (20,000)                  $6.00
          Exercised                     (5,000)                  $6.00
                                      ---------
          Balance - 9/30/95             440,000         $4.63 - $12.81
          Granted                       850,000         $1.17 - $ 8.00
          Canceled                    (165,000)         $1.17 - $12.81
                                      ---------         --------------
          Balance - 9/30/96           1,125,000         $1.17 - $ 8.00
                                      =========         ==============

               Options for 241,250 shares are exercisable as of September 30, 1996, at various prices ranging from $1.17 to $8.00 per share. The number of shares available for future options is 300,000 under the Employee Plan and 175,000 under the Directors Plan.

          (NOTE D) Research and Development Activities:

               The Company utilized $1,680,000 of the net proceeds from the issuance of the notes described in the first paragraph of Note C[3], and issued 4,000,000 shares of common stock, which were assigned a value of $40,000, to purchase rights to certain technology owned by ANMR. The purchase price was determined without independent appraisal. The Company charged the cost of the rights to operations since the technology acquired is still in the development stage.

               From inception through September 30, 1996, the Company incurred research and development expenses totaling $3,726,862. These charges represent costs associated with the ongoing development of a dedicated mammography system.

          (NOTE E) Related Party Transactions:
          ------------------------------------

                    As mentioned in Notes A, C and D, the Company has entered into significant transactions with ANMR, including the purchase of certain technology rights and an agreement to share facilities and reimburse ANMR for allocated general and administrative expenses. The Company incurred allocated expenses of approximately $1,600,000 for the year ended September 30, 1996. In addition, the Company has been granted a sublicense from ANMR to certain patent rights which may be useful in its research and development efforts. The Company has assumed certain of ANMR's obligations in connection with this patent license including a payment of a license fee to the patent holder of $50,000 and royalties on future sales of products incorporating the technology underlying the patent. The Company also paid the patent holder a consulting fee of $52,000 in 1994.

          (NOTE F) Income Taxes:
          ----------------------

               Pursuant to the provisions of the Internal Revenue Code, the Company is deferring all start-up costs and research and development costs until operations, as defined by the Internal Revenue Code, commence. Accordingly, through September 30, 1996, only interest income and interest expense have entered into the determination of taxable income.

               At September 30, 1996 and September 30, 1995, the Company had no current tax liability or deferred tax liability. It had deferred tax assets due to net temporary differences and net operating loss carryforwards amounting to approximately $4,620,000, all of which had been fully reserved because the likelihood of the realization of the benefits cannot be established. The temporary differences principally relate to the deferral of start up and research and development costs noted above.

               At September 30, 1996, the Company's net operating loss carryover for federal income tax purposes amounts to approximately $400,000 and expires through 2011.

               The following table reconciles the tax benefit per the accompanying statements of operations with the expected provision obtained by applying statutory tax rates to the pretax loss:

               The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards available for use in any given year if significant changes in ownership interest of the Company occur.

                         Year Ended          Nine Months Ended
                         September 30,          September 30,
                            1996        1995           1994
                         ------------   ------------   -------------
     Pretax (loss)
       per
       accompanying
       statements
       of operations     $(3,178,000)   $(1,684,000)   $(1,773,000)


     Expected tax
       (benefit) at
        39%, including
        the net effect
        of state
        income taxes     (1,239,000)    (657,000)      (691,000)

     Adjustments due to:
       Increase in
       valuation reserve 1,241,000      685,000        691,000

     Benefit of net
        operating loss
        carryover        (2,000)        (28,000)       --

     Tax provision per
       financial
       statements        $ - 0 -        $ - 0 -        $ - 0 -



                              Year Ended
                              December 31, 1994
                              -----------------

     Pretax (loss)
       per
       accompanying
       statements
       of operations          $(2,503,000)

     Expected tax
       (benefit) at
        39%, including
        the net effect
        of state
        income taxes          (976,000)

     Adjustments due to:
       Increase in
       valuation reserve      1,000,000

     Benefit of net
        operating loss
        carryover             (24,000)

     Tax provision per
       financial
       statements             $ - 0 -

				EXHIBIT INDEX
				---------------


	10.2	Shared Services Agreement, dated as of August 29, 1996,
 		between the Company and ANMR.

	10.9	Employment Agreement, dated as of December 20, 1995,
		between the Company and Jack Nelson.

	23.1	Consent of Independent Auditors

	27	Financial Data Schedule