Form 10-Q
period 1996-12-31
ADVANCED MAMMOGRAPHY SYSTEMS INC
filed 1997-02-18
CIK 893964

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT  TO SECTION 13  OR 15 (d)  OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended December 31, 1996
                                  ------------------------
                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to
                                        ---------    ----------


          Commission File Number 0-20968
                                --------

                          Advanced Mammography Systems, Inc.
              ----------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    Delaware                                04-3166348

          ------------------------------          ----------------------
          (State or other jurisdiction       (IRS Employer Identification
          of incorporation or                Number)
          organization)

               46 Jonspin Road, Wilmington, Massachusetts        01887
              ---------------------------------------------------------
                (Address or principal executive offices)     (Zip Code)

                                     (508) 657-8876
                ------------------------------------------------------
                (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes   x     No
               ----

          As of January 31, 1997, there were 8,346,740 shares of Common Stock, $.01 par value, outstanding.




                                                         Page 1 of 14 Pages
                                                                  ---

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                       ---------------------------------------

                                        INDEX
                                        -----


          PART I.   FINANCIAL INFORMATION                          Page No.
                    ---------------------                          --------

               Item 1.  Financial Statements

                    Balance Sheets - December 31, 1996 and              3
                         September 30, 1996

                    Statements of Operations - Quarters Ended           4
                         December 31, 1996 and December 31, 1995
                         and for the period from July 2, 1992
                         (inception) to December 31, 1996

                    Statements of Cash Flows - Quarters Ended           5
                         December 31, 1996 and December 31, 1995
                         and for the period from July 2, 1992
                         (inception) to December 31, 1996

                    Notes to Financial Statements                      6-10

               Item 2.  Management's Discussion and Analysis of       11-12
                         Financial Condition and Results of
                         Operations


          PART II.  OTHER INFORMATION
                    -----------------

               Item 6.  Exhibits and Reports on Form 8-K               13

               Signatures                                              14
               ----------

          FORM 10-Q
          PART 1 FINANCIAL INFORMATION
          Item 1 Financial Statements


                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                                    BALANCE SHEETS
                                    --------------

                                                    December 31,   September
                                                        1996          30,
                                                    (Unaudited)       1996
                                                   -------------  -----------

           ASSETS
           -------
           CURRENT ASSETS
           --------------
           Cash and cash equivalents                $1,283,766  $1,997,076

           Inventory                                 1,174,976   1,123,404

           Other current assets                          8,000      27,204
                                                   -----------  ----------
                     TOTAL CURRENT ASSETS            2,466,742   3,147,684


           Equipment- at cost, net of accumulated
             depreciation of $367,072 and
           $335,277 at December 31, 1996 and           646,926     611,432
           September 30, 1996, respectively

           Patent- at cost, net of amortization
           of $8,526 and $7,060 at December 31,
           1996 and September 30, 1996                  23,194      24,661

           Debt issue cost                             177,430     200,574
                                                    ----------   ---------
           TOTAL ASSETS                             $3,314,292  $3,984,351
                                                    ==========  ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           -------------------------------------
           CURRENT LIABILITIES
           -------------------

           Accounts payable & accrued expenses         $87,538    $184,785

           Compensation payable                         48,013      52,259
           Accounts payable to parent company        1,083,035     671,551
                                                    ---------- -----------

                     TOTAL CURRENT LIABILITIES       1,218,586     908,595
                                                     ---------  ----------
           Notes Payable                             1,482,164   1,471,751
                                                     ---------   ---------

                          TOTAL LIABILITIES          2,700,000   2,380,346


           STOCKHOLDERS' EQUITY
           --------------------

           Preferred stock, $.01 par value,
              5,000,000 shares authorized none
              issued                                         -           -

           Common stock, $.01 par value,
              authorized 25,000,000 shares;
              issued 8,346,740 and 8,346,740            83,467      83,467

           Additional paid in capital               13,368,543  13,368,543
           Deficit accumulated during the
              development stage                    (12,838,468)(11,848,005)
                                                   ----------- -----------

                     TOTAL STOCKHOLDERS' EQUITY        613,542   1,604,005
                                                   ----------- -----------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
                                                    $3,314,292  $3,984,351
                                                   ===========  ==========

           See notes to financial statements

          FORM 10-Q

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF OPERATIONS
                              -------------------------
                                     (UNAUDITED)
                                     -----------



                                                         CUMULATIVE FROM
                                    QUARTERS ENDED          JULY 2, 1992
                                    --------------      (INCEPTION DATE)
                              DECEMBER 31,   DECEMBER 31, TO DECEMBER 31,
                              -----------    -----------        1995
                                  1996           1995     ---------------
                                 ------         ------
      COST AND EXPENSES
      Acquired technology      $  -           $  -           $1,720,000
      Research & development     455,767       221,824        4,182,629
      General & administrative   532,062       432,110        6,302,358
                                 -------       --------      ----------
      LOSS FROM OPERATIONS     ( 987,829)     (653,934)     (12,204,987)

      Amortization of debt
       issuance cost           (  23,143)          --        (   364,962)
      Interest expense              --             --        (   599,999)
      Interest & other income     20,509         12,106          331,480
                               ----------     ----------     ------------

      NET LOSS AND DEFICIT
       ACCUMULATED DURING
       DEVELOPMENT STAGE      $( 990,463)    $( 641,828)    $(12,838,468)
                               ==========     ==========    =============

      NET LOSS PER SHARE      $(    .18 )    $(    .07 )
                              ==========     ===========


      Weighted average number
       of common shares
       outstanding            5,596,740       3,848,376
                              =========       =========


      See notes to financial statements.

      FORM 10-Q
                         ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF CASH FLOWS
                              --------------------------
                                     (UNAUDITED)
                                    --------------

                                                       QUARTERS ENDED
                                                      ----------------

                                                 DECEMBER 31,   DECEMBER 31
                                                 -----------    -----------
                                                     1996          1995
                                                    -----          -----
       CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (Loss)                           $(   990,463) $(    641,828)
                                              ------------    -----------

         Adjustments to reconcile net loss to
          net cash flows from operating
           activities:
            Depreciation and amortization           43,676         28,283

            Amortization of debt issuance cost      23,143              -
            Common stock issued for technology
             rights                                      -              -

         Changes in assets and liabilities:

            Inventories                         (   51,572)    (   50,642)
            Other current assets                    19,204              -

            Accounts payable & accrued expenses (   97,247)    (   11,312)
              Other current liabilities            407,238        246,024
                                                ----------    -----------

         Total adjustments                         344,442        212,353
                                                ----------    -----------

       NET CASH (USED) FOR OPERATING            (  646,021)    (  429,475)
         ACTIVITIES:                           -----------    -----------

       CASH FLOWS FROM INVESTING ACTIVITIES:

         Patent costs                                    -     (      798)
         Net additions to furniture, equipment,
           and leasehold improvements            (  67,289)             -
                                                ----------      ---------

       NET CASH (USED) FOR INVESTING
          ACTIVITIES:

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment of notes payable                        -              -

         Proceeds from notes payable & warrants          -              -
         Public offering of stock, net                   -              -

         Sale of unit purchase option                    -              -

         Debt issuance cost                              -              -
         Costs of public offering

         Exercise of stock options                       -              -
         Exercise of stock warrants                      -              -
                                               -----------      ---------

       NET CASH PROVIDED BY FINANCING
         ACTIVITIES:                                     0              0
                                               -----------      ---------


       CASH AND CASH EQUIVALENTS:

         Net increase (decrease)               (   713,310)   (   430,273)
         Balance, beginning of period            1,997,076      1,832,563
                                              ------------   ------------

         Balance, end of period                 $1,283,766     $1,402,290
                                                ==========    ===========


                                                          CUMULATIVE FROM
                                                           JULY 2, 1992
                                                         (Inception Date)
                                                          TO DECEMBER 31,
                                                               1996
                                                         -----------------
       CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (Loss)                                        $(12,838,468)
                                                           ------------
         Adjustments to reconcile net loss to net cash flows from operating activities:

            Depreciation and amortization                     1,143,766

            Amortization of debt issuance cost                  105,825
            Common stock issued for technology
             rights                                              40,000

         Changes in assets and liabilities:

            Inventories                                     ( 1,174,976)
            Other current assets                            (     8,000)

            Accounts payable & accrued expenses                  87,538

              Other current liabilities                       1,131,048
                                                             ----------
         Total adjustments                                    1,325,201
                                                             ----------

       NET CASH (USED) FOR OPERATING                        (11,513,267)
         ACTIVITIES:                                        -----------
       CASH FLOWS FROM INVESTING ACTIVITIES:

         Patent costs                                       (    31,721)

         Net additions to furniture, equipment,
           and leasehold improvements                       ( 1,013,997)
                                                           ------------
       NET CASH (USED) FOR INVESTING
          ACTIVITIES:                                        (1,045,718)

         Payment of notes payable                             2,000,000
         Proceeds from notes payable & warrants               5,000,000

         Public offering of stock, net                        8,901,000

         Sale of unit purchase option                               129
         Debt issuance cost                                  (  530,962)

         Costs of public offering                           ( 1,436,617)
         Exercise of stock options                               40,000

         Exercise of stock warrants                           3,869,201
                                                            -----------

       NET CASH PROVIDED BY FINANCING
         ACTIVITIES:                                         13,842,751
                                                            -----------


       CASH AND CASH EQUIVALENTS:
         Net increase (decrease)                              1,283,766

         Balance, beginning of period                                 -
                                                           ------------

         Balance, end of period                              $1,283,766
                                                             ==========

      See notes to financial statements.

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

           The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended September 30, 1996.


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

           In February 1996, the U.S. Food and Drug Administration (the "FDA") cleared the commercial use of the Company s AuroraTM dedicated MR Breast Imaging System. In order to fully commercialize the Aurora System and to demonstrate diagnostic effectiveness as an accepted tool for the diagnosis and management of breast disease and permit reimbursement for dedicated breast MRI by third parties such as Medicare, private insurance and managed care consortiums, the Company must develop maximum clinical utility. The Company has launched a clinical study which includes a scientific investigation of the improved breast imaging device in a large patient population to provide objective evidence of its clinical utility. The System has been placed at the University of Texas Medical Branch at Galveston and the Company expects to install a second System at the Faulkner-Sagoff Centre for Breast Health Care in Boston, MA for research testing. It is anticipated that the breast imaging technology should gain clinical acceptance over the next two years and continue to evolve as further information is obtained from the clinical studies concerning additional applications.

           The Company completed its initial public offering ("IPO") in January 1993, selling 1,483,500 shares of Common Stock at a price of $6.00 per share including 193,500 shares underlying an over-allotment option exercised by the underwriter in March 1993. The public offering generated cash proceeds of approximately $7,500,000 net of commissions and other costs. The IPO proceeds were used for the repayment of debt, for research and development and for working capital. In January 1995, the Company called for redemption of all of its remaining outstanding redeemable stock purchase warrants (the "Warrants") to purchase shares of its Common Stock and received $2.3 million in proceeds. In May 1996, the Company completed a private placement of $3 million of Convertible Debentures. (See Note 7)

      NOTE 3 - THE ANMR ESCROW SHARES
      -------------------------------

           In connection with the Company's January 1993 public offering, ANMR, which was the sole stockholder of the Company, placed in escrow an aggregate of 2,750,000 (the "Escrow Shares") of the 4,000,000 shares of the Common Stock it owned. ANMR may vote the Escrow Shares, but cannot assign or transfer them while they remain subject to the escrow.

           All Escrow Shares not released from escrow will be forfeited and contributed to the capital of the Company as a result of the Company's failure to achieve certain financial milestones, which if achieved would have resulted in the release of the Escrow Shares. The conditions for the release of the Escrow Shares have not been met and it is expected that the Escrow Shares will be returned to the Company as of May 1997. Upon forfeiture of the Escrow Shares the Company will incur an expense based on the fair market value of the Company's Common Stock and ANMR s interest in the Company will be reduced to approximately 20%.

           The Company believes that its transaction with ANMR described above was on terms not less favorable to the Company than the terms that would have been available from unaffiliated parties under similar circumstances. Actual comparisons with other transactions are not possible, however.


      NOTE 4 - THE SHARED SERVICES AGREEMENT
      --------------------------------------

           To optimize the Company's and ANMR's operating efficiency, the Company and ANMR entered into a Shared Services Agreement as of January 25, 1993, whereby the companies share common expenses and functions, for example, executive officers, marketing, field service, administration, regulatory approvals and outside services. On August 29, 1996, the original Agreement dated January 25, 1993, was terminated and the Company and ANMR entered into a new agreement which outlines a more accurate method of allocating the services that are shared by the companies. The new agreement has developed as a result of two significant factors: (a) the changes in the company profile of ANMR which is modifying its technology operations related to the manufacture of its InstaScan retrofit system and is attending to its service divisions, and (b) the growing independence of both companies as each company pursues divergent objectives. Vendors for parts and services have been instructed to provide separate invoices directly to the Company or ANMR, as the case may be. The Company s expenses related to the use of the facilities, such as rent, utilities and insurance, will be apportioned based on the number of square feet occupied by the Company or ANMR, respectively. The remaining expenses, including senior management, administration and miscellaneous supplies and resources, will be allocated equitably between the companies, but will be modified as circumstances dictate.


      NOTE 5 - THE ANMR LICENSE AGREEMENT
      -----------------------------------

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

           On August 6, 1996, ANMR announced that it has eliminated research, development and production of its InstaScan technology. Restructuring of ANMR could have an impact on the future availability of ANMR scientific personnel under the Shared Services Agreement and its related technology before the period under the ANMR License Agreement.


      NOTE 6 - THE AURORA BREAST IMAGING SYSTEM
      ------------------------------------------

           The Company intends to market its MRI breast imaging products or components thereof, either directly to hospitals and clinics or through a marketing or joint venture arrangement with one or more distributors.

           In February 1996, the Company was granted a 510(k) clearance by the FDA for the purpose of commercial distribution of the Aurora System. To accelerate the establishment of MR's clinical efficacy and cost effectiveness in the diagnosis of breast diseases, in addition to its arrangements with its two current institutions, the Company is partnering under terms currently in negotiations with other leading institutions to conduct rigorous and scientifically sound clinical and economic outcome comparisons between MR breast imaging and mammography. This marketing effort will fuel a comprehensive sales campaign, including advertising, trade shows, application training and other activities as appropriate. The Company installed the first Aurora System at the Breast Imaging Center at the University of Texas Medical Branch at Galveston, Texas in February 1996. The second installation of the Aurora System will be at the world renowned Sagoff Centre at Faulkner Hospital, Boston, MA in April 1997.


      NOTE 7 - PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURES
      ----------------------------------------------------

           In May 1996, the Company closed a Regulation S private placement (the "Placement") of $3 million principal amount 4% Convertible Debentures of the Company (the "Debentures") due December 1, 1998 (the "Maturity Date"). The Debentures accrue interest at the rate of 4% per annum from the date of issuance to the Maturity Date, or earlier either upon conversion or prepayment. Upon conversion, the Company has the option to pay the accrued interest on the Debentures being converted in shares of its Common Stock at the then conversion rate. At December 31, 1996, approximately $1,482,000 of Debentures was still outstanding after certain conversions. The net proceeds of the Placement of approximately $2,750,000, after payment of fees and related expenses, is being used for completion of product development of the Company s Aurora System, the commercialization and marketing of the Aurora System and working capital.

           In connection with the Placement, the Company issued to the placement agents for the Debentures, warrants for the purchase of 197,500 shares of the Company's Common Stock at an exercise price of $2.20 per share for a period or eighteen months and warrants for an additional 197,500 shares of Common Stock at an exercise price of $2.50 per share for a period of five years.


      NOTE 8 - PRIVATE PLACEMENT OF STOCK AND WARRANTS
      ------------------------------------------------

           On February 6, 1997, the Company sold an aggregate of 1,219,514 shares of Common Stock and three year warrants to purchase 1,219,514 shares of Common Stock at an exercise price of $1.93 per share for $1,500,000. These placements were in accordance with Regulation S and Regulation D under the Securities Act of 1933. In connection with the placements, the Company issued to the placement agent three year warrants for the purchase of 121,951 shares of Common Stock at an exercise price of $1.68 per share and paid 11-1/4% in fees and expenses.

      FORM 10-Q
      ITEM 2

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      ---------------------------------------------------------------
      RESULTS OF OPERATIONS
      ---------------------

           The following discussion should be read in conjunction with the attached notes hereto, and with the audited financial statements and notes thereto for the year ended September 30, 1996.

      RESULTS OF OPERATIONS
      ---------------------

           The Company was formed in July 1992 and is in the development stage. Through December 31, 1996, the Company had not derived any revenues from operations, although it has placed the first breast imaging system at a customer Beta site in Galveston, Texas and expects to receive payment for this system in fiscal 1997. As a result of charging operations with the cost of its technology license acquired from ANMR, as well as salaries and consulting fees of persons engaged in research and development activities, the Company had an accumulated deficit of $12,838,000 at December 31, 1996. Of such deficit, $1,720,000 represented the purchase price of rights to certain technology transferred to the Company by ANMR in 1992.

           Total operating expenses for the three months of fiscal 1997 were $988,000, an increase of 51% compared to $654,000 in the same period in fiscal 1996.

           Research and development expense was $456,000 in the first three months of fiscal 1997, an increase of 105% compared with $222,000 in the same period in fiscal 1996. The increase is due to the addition of technical personnel assigned to complete the R&D effort. The Company expects research and development expense to stabilize at this level through fiscal 1997. .

           General & administrative expense for the first three months of fiscal 1997 was $532,000 versus $432,000 for the same period in fiscal 1996. The increase is due primarily to additional personnel responsible for clinical applications, customer support and regulatory and compliance management.


      LIQUIDITY AND CAPITAL RESOURCES
      -------------------------------

           At December 31, 1996 the Company had working capital of $1,248,000 including available cash of $1,284,000. The Company expects to continue to incur substantial expenditures for development, marketing, and clinical studies of the breast imaging system.

           The Company believes its existing cash reserves, including the proceeds of from the May 1996 Debentures and the February 1997 placements (see Item 1 Notes 7 and 8) are adequate to fund its operating activities for the next nine months. The Company is seeking to obtain additional funds through debt or additional equity placements. The February 1997 placements were made pursuant to a funding agreement among the Company, placement agent and a potential lender. The funding agreement provides for short term convertible debt financing not to exceed $10 million on mutually agreed terms. The parties are conducting negotiations, however, there is no assurance that these negotiations will result in any financing or that the terms would be not dilutive to present stockholders.

           The Company is including the following cautionary statement in its Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

      FORM 10-Q
      PART II   OTHER INFORMATION
      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Exhibits
           27   Financial Data Schedule

      (b)  Form 8-K
           None

      FORM 10-Q



                                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Advanced Mammography Systems, Inc.
                               ----------------------------------
                                               (Registrant)

      Date February 14, 1997                  /s/ Jack Nelson
           -----------------                  ----------------
                                              Jack Nelson
                                              Chief Executive Officer


      Date February 14, 1997                  /s/ Charles M. Moche
           -----------------                  --------------------
                                              Charles M. Moche
                                              Chief Financial Officer

				EXHIBIT INDEX
				-------------


   Exhibit 27		Financial Data Schedule