Form 10-Q
period 1997-03-31
ADVANCED MAMMOGRAPHY SYSTEMS INC
filed 1997-05-20
CIK 893964

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1997
                                       --------------

                                          OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to _____________

        Commission File Number 0-20968
                               -------

                          Advanced Mammography Systems, Inc.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                     Delaware                          04-3166438
            ---------------------------       -----------------------------
           State or other jurisdiction        (IRS Employer Identification
               of incorporation or                       Number)
                  organization

               46 Jonspin Road, Wilmington, Massachusetts        01887
            --------------------------------------------------------------
               (Address or principal executive offices)     (Zip Code)

                                    (508) 657-8876
            -------------------------------------------------------------
                 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes   x     No
            -----      ------

        As of May 2, 1997, there were 7,616,254 shares of Common Stock, $.01 par value, outstanding.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         ------------------------------------



                                        INDEX
                                        -----



        PART I.   FINANCIAL INFORMATION                               PAGE NO.
        ----      ----------------------                              --------

                  Item 1.  Financial Statements

                        Balance Sheets:
                           March 31, 1997 and September 30, 1996             3

                        Statements of Operations:                            4
                           Quarters and Six months ended March 31, 1997 and March 31, 1996 and for the period from July 2, 1992 (inception) to March 31, 1997

                        Statements of Cash Flows:                            5
                           Six months ended March 31, 1997 and March 31,
                           1996;
                           and for the period from July 2, 1992 (inception) to March 31, 1997

                        Notes to Financial Statements                      6-7

                  Item 2.  Management's Discussion and Analysis of         8-9
                           Financial Condition and Results of
                           Operations


        PART II.  OTHER INFORMATION
                  -----------------

                  Item 1.     Legal Proceedings

                  Item 6.  Exhibits and Reports on Form 8-K                  9

                  Signature                                                 10
                  ---------

        FORM 10-Q
        PART 1 - FINANCIAL INFORMATION
        ITEM 1 - FINANCIAL STATEMENTS


                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                                    BALANCE SHEETS


                                                   March 31,    September
                                                     1997          30,
                                                  (Unaudited)      1996

                                                  ----------   -----------

        ASSETS
        CURRENT ASSETS
        Cash and cash equivalents            $  2,101,523  $  1,997,076
        Inventory                                 887,009     1,123,404

        Other current assets                        9,761        27,204

                                                ---------   -----------
             TOTAL CURRENT ASSETS               2,998,293     3,147,684


        Equipment - at cost, net of
             accumulated depreciation
             of $401,673 and $335,277
             at March 31, 1997 and
             September 30, 1996,                  619,474       611,432
             respectively

        Patent - at cost, net of
             amortization of $10,112
             and $7,060 at March 31,
             1997 and September 30,
             1996, respectively                    21,608        24,661

        Debt issue cost                           154,287       200,574

                                                 --------      --------


        TOTAL ASSETS                         $  3,793,662  $  3,984,351
                                              ===========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
        Accounts payable & accrued expenses  $    216,156  $    184,785
        Compensation payable                      116,829        52,259

        Accounts payable to related party       1,180,078       671,551

                                                ---------     ---------
             TOTAL CURRENT LIABILITIES          1,513,063       908,595

        Notes Payable                             512,744     1,471,751

                                             ------------   -----------

             TOTAL LIABILITIES               $  2,025,807  $  2,380,346
        STOCKHOLDERS' EQUITY
        Preferred stock, $.01
           par value, 5,000,000
           shares authorized none issued               --            --

        Common stock, $.01 par
           value, authorized
           25,000,000 shares;                     103,663        83,467
           issued 10,366,254
           and 8,346,740


        Additional paid in capital             15,659,429    13,368,543

        Deficit accumulated
          during the development
          stage                               (13,995,237)  (11,848,005)

                                            -------------    ----------


             TOTAL STOCKHOLDERS' EQUITY         1,767,855     1,604,005

                                              -----------    ----------

        TOTAL LIABILITIES &
          STOCKHOLDERS' EQUITY               $  3,793,662  $  3,984,351
                                                =========   ===========

        See notes to financial statements

        FORM 10-Q

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                 QUARTERS ENDED
                                                 --------------
                                                    MARCH 31,
                                                    --------

                                                1997         1996
                                                ----         ----
         REVENUES

         System Revenues . . . . . .    $   400,000       $ --
                                          -----------   -------------

         TOTAL REVENUES  . . . . . . . . .    400,000        --


         OPERATING EXPENSES
         Acquired technology . . . . . . .         --          --
         Manufacturing . . . . . . . . . .    484,210          --

         Research & development  . . . . .    456,261     275,971
         General & administrative  . . . .    618,611     587,701

                                              -------   ---------

         TOTAL OPERATING EXPENSES  . . . .  1,559,082     863,672

                                            ---------    --------

         (LOSS) FROM OPERATIONS  . . . . . (1,159,082)   (863,672)
                                                       ----------


         Amortization of debt issuance        (23,143)         --
         cost  . . . . . . . . . . . . . .

         Interest expense  . . . . . . . .         --          --

         Interest & other income . . . . .     25,455      16,503

                                              -------     -------


         NET LOSS AND DEFICIT
           ACCUMULATED DURING
           DEVELOPMENT STAGE . . .       $(1,156,770) $(  847,169)
                                          =========== ===========

         NET LOSS PER SHARE  . . . .   $     (.18) $     (.22)
                                       ==========     ===========


         Weighted average number of common
         shares outstanding  . . . . . . .  6,259,830   3,848,376
                                          ===========  ============

                                   SIX MONTHS ENDED        CUMULATIVE FROM
                                    ---------------           JULY 2, 1992
                                      MARCH 31,            (INCEPTION DATE)
                                     ----------          TO MARCH 31, 1997
                                                         -----------------
                                  1997          1996
                                  ----          ----
    REVENUES
     System Revenues . .      $    400,000        $ --           $  400,000
                               -------------    -----------    --------------
       TOTAL REVENUES  . . .     400,000          --              400,000

      OPERATING EXPENSES

      Acquired technology .          --             --         1,720,000
      Manufacturing . . . .     548,526             --           548,526
      Research & development    847,711        497,795         4,574,573

      General & administrative  1,150,673      1,019,810         6,920,969
                                --------      ---------       -----------
      TOTAL OPERATING
         EXPENSES  . . .        2,546,910      1,517,605        13,764,068
                                ---------     ----------       -----------

      (LOSS) FROM OPERATIONS  (2,146,910)    (1,517,605)      (13,364,068)


      Amortization of debt
      issuance cost . . . .  (46,286)            --          (388,105)
      Interest expense            --             --          (599,999)
      Interest & other
        income . . . .        45,963         28,609           356,935
                            --------        -------         ---------

    NET LOSS AND DEFICIT
     ACCUMULATED DURING
     DEVELOPMENT STAGE. . $(2,147,223)   $(1,488,996)     $(13,995,237)
                        =============  =============   ===============

      NET LOSS PER
        SHARE  . .    $      (.36)   $      (.39)
                       =============== ==============


      Weighted average
      number of common
      shares outstanding  5,924,642      3,848,376
                         ============    ===========

        See notes to financial statements.

        FORM 10-Q

                         ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                  Six Months Ended March 31,
                                                        1997           1996

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income (Loss)  . . . . . . . . .  $(2,147,223   $(1,488,996)

                                                  ------------ -------------
             Adjustments to reconcile net
             loss to net cash flows from
             operating activities:

               Depreciation and amortization  . .       90,276        59,844
               Amortization of debt issuance cost
                                                        46,286            --
               Common stock issued for
                technology rights . . . . . . . .           --            --

             Changes in assets and liabilities:
               Inventories  . . . . . . . . . . .      236,395      (139,586)
               Other current assets . . . . . . .       17,443            --

               Accounts receivable  . . . . . . .           --       (54,147)
               Accounts payable &
                 accrued expenses . . . . . . . .       31,371       130,940
               Other current liabilities  . . . .      573,097       (17,963)

                                                       -------       -------

             Total adjustments  . . . . . . . . .      994,868       (20,912)

                                                       -------       -------
          NET CASH (USED) FOR OPERATING
          ACTIVITIES: . . . . . . . . . . . . . .   (1,152,365)   (1,509,908)
                                                    ----------    ----------


          CASH FLOWS FROM INVESTING ACTIVITIES:
             Patent costs . . . . . . . . . . . .           --        (2,187)

             Net additions to furniture,
               equipment, and leasehold
               improvements . . . . . . . . . . .      (74,438)       (5,758)
                                                  ------------  ------------
          NET CASH (USED) FOR INVESTING                (74,438)       (7,945)

          ACTIVITIES: . . . . . . . . . . . . . .      -------       -------


          CASH FLOWS FROM FINANCING ACTIVITIES:
             Payment of notes payable . . . . . .           --            --

             Proceeds from notes payable &                  --            --
          warrants  . . . . . . . . . . . . . . .

             Public offering of stock, net  . . .           --            --
             Private placement  . . . . . . . . .    1,500,000            --
             Debt issuance cost . . . . . . . . .     (168,750)           --

             Cost of public offering  . . . . . .           --            --
             Sale of option to purchase units . .           --            --
             Exercise of stock & warrants . . . .           --            --

                                                      --------       -------

          NET CASH PROVIDED BY FINANCING             1,331,250            --

          ACTIVITIES: . . . . . . . . . . . . . .    ---------       -------



          CASH AND CASH EQUIVALENTS:
             Net increase (decrease)  . . . . . .      104,447    (1,517,853)
             Balance, beginning of period . . . .    1,997,076     1,832,563

                                                    ----------    ----------

             Balance, end of period . . . . . . .   $2,101,523      $314,710

                                                    ==========     =========




                                                        Cumulative From
                                                           July 2, 1992
                                                         (Inception Date)
                                                         To March 31, 1997
                                                        ------------------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income (Loss)  . . . . . . . . . . .       $(13,995,237)
                                                           -------------
             Adjustments to reconcile net loss
               to net cash flows from
               operating activities:

               Depreciation and amortization  . . . .          1,190,366
               Amortization of debt issuance cost . .            128,968
               Common stock issued for                            40,000
                  technology rights . . . . . . . . .

             Changes in assets and liabilities:
               Inventories  . . . . . . . . . . . . .           (887,009)
               Other current assets . . . . . . . . .             (9,761)
               Accounts receivable  . . . . . . . . .                 --

               Accounts payable & accrued expenses  .            216,156
               Other current liabilities  . . . . . .          1,296,907
                                                              ----------
             Total adjustments  . . . . . . . . . . .          1,975,627
                                                             -----------

          NET CASH (USED) FOR OPERATING ACTIVITIES: .        (12,019,610)
                                                           -------------
          CASH FLOWS FROM INVESTING ACTIVITIES:

             Patent costs . . . . . . . . . . . . . .            (31,720)
             Net additions to furniture, equipment,
              and leasehold improvements  . . . . . .         (1,021,148)
                                                            ------------
          NET CASH (USED) FOR INVESTING ACTIVITIES: .         (1,052,868)
                                                            ------------


          CASH FLOWS FROM FINANCING ACTIVITIES:
             Payment of notes payable . . . . . . . .         (2,000,000)
             Proceeds from notes payable & warrants .          5,000,000

             Public offering of stock, net  . . . . .          8,901,000
             Private placement  . . . . . . . . . . .          1,500,000
             Debt issuance cost . . . . . . . . . . .           (699,712)

             Cost of public offering  . . . . . . . .         (1,436,617)
             Sale of option to purchase units . . . .                129
             Exercise of stock & warrants . . . . . .          3,909,201
                                                            ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES:          15,174,000
                                                           -------------


          CASH AND CASH EQUIVALENTS:
             Net increase (decrease)  . . . . . . . .          2,101,523

             Balance, beginning of period . . . . . .                 --
                                                           -------------
             Balance, end of period . . . . . . . . .         $2,101,523
                                                           =============

        See notes to financial statements.

        FORM 10-Q

        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

             In February 1996, the U.S. Food and Drug Administration (the "FDA") cleared the commercial use of the Company s AuroraTM dedicated MR Breast Imaging System. In order to fully commercialize the Aurora System and to demonstrate diagnostic effectiveness as an accepted tool for the diagnosis and management of breast disease and permit reimbursement for dedicated breast MRI by third parties such as Medicare, private insurance and managed care consortiums, the Company must develop maximum clinical utility. The Company has launched a clinical study which includes a scientific investigation of the improved breast imaging device in a large patient population to provide objective evidence of its clinical utility. The System has been placed at the University of Texas Medical Branch at Galveston and a second System will be installed at the Faulkner-Sagoff Centre for Breast Health Care in Boston, MA during the third fiscal quarter. It is anticipated that the breast imaging technology should gain clinical acceptance over the next two years and continue to evolve as further information is obtained from the clinical studies concerning additional applications.

             The Company intends to market its MRI breast imaging products or components thereof, either directly to hospitals and clinics or through a marketing or joint venture arrangement with one or more distributors.


        NOTE 3 - THE ANMR ESCROW SHARES
        -------------------------------
             In connection with the Company's January 1993 public offering, ANMR, which was the sole stockholder of the Company, placed in escrow an aggregate of 2,750,000 (the "Escrow Shares") of the 4,000,000 shares of the Common Stock it owned. As of May 1, 1997, all Escrow Shares have been forfeited and contributed to the capital of the Company as a result of the Company s failure to achieve certain financial milestones. Upon forfeiture of the Escrow Shares, ANMR s interest in the Company is now reduced to approximately 16%.

        NOTE 4 - THE SHARED SERVICES AGREEMENT
        --------------------------------------
             To optimize the Company s and ANMR s operating efficiency, the Company and ANMR entered into a Shared Services Agreement as of January 25, 1993, whereby the companies share common expenses and functions, for example, executive officers, marketing, field service, administration, regulatory approvals and outside services. On August 29, 1996, the original Agreement dated January 25, 1993, was terminated and the Company and ANMR entered into a new agreement. On August 6, 1996, ANMR announced that it has eliminated research, development and production of its InstaScan technology. Restructuring of ANMR could have an impact on the future availability of ANMR scientific personnel under the Shared Services Agreement and its related technology before the period under the ANMR License Agreement.


             The Company believes that its transactions with ANMR described above was on terms not less favorable to the Company than the terms that would have been available from unaffiliated parties under similar circumstances. Actual comparisons with other transactions are not possible, however.

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

        NOTE 6 - PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURES
        ----------------------------------------------------

             In May 1996, the Company closed a Regulation S private placement (the "Placement") of $3 million principal amount 4% Convertible Debentures of the Company (the "Debentures") due December 1, 1998 (the "Maturity Date"). The Debentures accrue interest at the rate of 4% per annum from the date of issuance to the Maturity Date, or earlier either upon conversion or prepayment. Upon conversion, the Company has the option to pay the accrued interest on the Debentures being converted in shares of its Common Stock at the then conversion rate. At March 31, 1997, approximately $513,000 of Debentures was still outstanding after certain conversions. The net proceeds of the Placement of approximately $2,750,000, after payment of fees and related expenses, is being used for completion of product development of the Company s Aurora System, the commercialization and marketing of the Aurora System and working capital.

             In connection with the Placement, the Company issued to the placement agents for the Debentures, warrants for the purchase of 197,500 shares of the Company's Common Stock at an exercise price of $2.20 per share for a period or eighteen months and warrants for an additional 197,500 shares of Common Stock at an exercise price of $2.50 per share for a period of five years.

        NOTE 7 - PRIVATE PLACEMENTS OF STOCK AND WARRANTS
        -------------------------------------------------

             In February 1997, the Company sold an aggregate of 1,219,514 shares of Common Stock and three year warrants (as adjusted) to purchase 1,244,920 shares of Common Stock at an exercise price of $1.93 per share for $1,500,000. These placements were in accordance with Regulation S and Regulation D under the Securities Act of 1933. In connection with the placements, the Company issued to the placement agent three year warrants for the purchase of 243,902 shares of Common Stock, one half exercisable immediately and the other half exercisable proportionately with the exercise of the placement warrants, at an exercise price of $1.68 per share and paid 11-1/4% in fees and expenses.

        FORM 10-Q
        ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ----------------------

             The following discussion should be read in conjunction with the attached notes hereto, and with the audited financial statements and notes thereto for the year ended September 30, 1996.

        RESULTS OF OPERATIONS
        ---------------------

             The Company was formed in July 1992 and is in the development stage. In the second quarter of this fiscal year, the Company received payment in full and recorded its first sale of the Aurora system to the Beta site in Galveston, Texas. As a result of charging operations with the cost of its technology license acquired from ANMR, as well as salaries and consulting fees of persons engaged in research and development activities, the Company had an accumulated deficit of $13,995,237 at March 31, 1997.

             Research and development expense was approximately $848,000 in the six months of fiscal 1997, an increase of 70% compared with approximately $498,000 in the same period in fiscal 1996. The increase is due to the addition of technical personnel assigned from ANMR to complete the R&D effort. The Company expects research and development expense to stabilize at this level through fiscal 1997.

             General & administrative expense for the six months of fiscal 1997 was $1,151,000, an increase of 13% compared with $1,019,000 for the same period in fiscal 1996. The increase is due primarily to additional personnel responsible for clinical applications, customer support and regulatory and compliance management.

             Total operating expenses for the six months of fiscal 1997 were $2,547,000, an increase of 68% compared to approximately $1,518,000 in the same period in fiscal 1996. The increase was mainly due to the cost of sales of the first Aurora system, increased staffing of the manufacturing process to prepare for future Aurora sales, and increased expenditures for Research & Development.

        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

             At March 31, 1997 the Company had working capital of approximately $1,485,000 including available cash of approximately $2,102,000. The Company expects to continue to incur substantial expenditures for development, marketing, and clinical studies of the breast imaging system.

             The Company believes its existing cash reserves, including the proceeds from the May 1996 Debentures and the February 1997 placements (see Item 1 Notes 6 and 7) are adequate to fund its operating activities for the next six months. The Company is seeking to obtain additional funds through debt or additional equity placements,however, there is no assurance that this will result in any financing or that the terms would not be dilutive to stockholders. Should the Company be unable to obtain any such future financing arrangement, it would examine alternative courses such as sale or disposition of assets or alliances or mergers with strategic partners.

             The Company is including the following cautionary statement in its Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.
        The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health regulations and health care reform, including reimbursement programs, capital needs to fund research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


        PART II   OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS

             Effective on March 19, 1997, the class action complaints filed in February and March 1996 against the Company and ANMR and their directors were disimissed without any payment having been made by the Company.


        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibits


        (b)  Form 8-K

             On February 6, 1997, the Company filed a Form 8-K reporting in Items 7 and 9 the sale of equity securities pursuant to Regulation S and Regulation D for a total net proceeds of approximately $1,331,000.

        FORM 10-Q



                                      SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Advanced Mammography Systems, Inc.
                           -----------------------------------
                                                (Registrant)


        Date May 16, 1997                       /s/ Jack Nelson
                                                -------------------
                                                Jack Nelson
                                                Chief Executive Officer

       Date May 16, 1997
                                                /s/ Steven J. James
                                                -------------------
                                                Steven J. James
                                                Chief Financial Officer

                                    EXHIBIT INDEX


             NO.  DESCRIPTION
             --   ------------

             27   ARTICLE 5 - FINANCIAL DATA SCHEDULE