Form 10-Q/A
period 1996-06-30
ADVANCED MAMMOGRAPHY SYSTEMS INC
filed 1997-08-06
CIK 893964

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549
                               ------------------------

                                      FORM 10-Q/A


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

                                  AMENDMENT NO. 1



          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended June 30, 1996 as set forth in the pages attached hereto:



          (List all such items, financial statements, exhibits or other portions amended)



          1. Item 1 and 2 Financial Statements and Management's Discussion and Analysis - Amended to reflect a change in accounting for the May 1996 issuance of the convertible debentures (See
                Note 1 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED))

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                          ----------------------------------


                                        INDEX
                                        -----


      PART I.   FINANCIAL INFORMATION                             Page No.
                ---------------------                             --------

                Item 1.   Financial Statements

                          Balance Sheets- June 30, 1996 and              4
                          September 30, 1995

                          Statements of Operations- Quarters and         5
                            Nine Months Ended June 30, 1996 and
                            June 30, 1995 and for the period from
                            July 2, 1992 (inception) to June 30, 1996

                          Statements of Cash Flows- Nine Months Ended    6
                            June 30, 1996 and June 30, 1995
                            and for the period from July 2, 1992
                            (inception) to June 30, 1996

                          Notes to Financial Statements                7-11

                Item 2.   Management's Discussion and Analysis        12-13
                            of Financial Condition and Results
                            of Operations


       PART II.  OTHER INFORMATION
                 -----------------




                 Signature                                              14
                 ---------

          FORM 10-Q/A

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
                                              ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

          CURRENT LIABILITIES
          -------------------
          Accounts payable & accrued expenses $    135,269   $     25,083
          Compensation payable                      39,267         38,509
          Accounts payable to parent company       234,125        133,428
                                              ------------   ------------
                    TOTAL CURRENT LIABILITIES      408,661        197,020
                                              ------------   ------------

          Notes Payable                          2,683,333              0
                                              ------------   ------------
                    TOTAL LIABILITIES         $  3,091,994   $    197,020


          STOCKHOLDERS' EQUITY
          --------------------
          Preferred stock, $.01 par value,
             authorized 5,000,000 shares;
             none issued                                 -              -
          Common stock, $.01 par value,
             authorized 25,000,000 shares;
             issued 6,598,376                       65,984         65,984

          Additional paid in capital            13,031,110     11,847,729
          Deficit accumulated during the
             development stage                 (11,833,329)   ( 8,670,366)
                                              ------------   ------------
                    TOTAL STOCKHOLDERS' EQUITY   1,263,765      3,243,347
                                              ------------   ------------

          TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY                              $  4,355,759   $  3,440,367
                                              ============   ============


            The accompanying notes to financial statements are an integral part hereof.

          FORM 10-Q/A


                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF OPERATIONS
                               ------------------------
                                     (UNAUDITED)
                                     -----------


                                                QUARTERS ENDED JUNE 30,
                                                -----------------------
                                                 1996            1995
                                                 ----            ----
          COST AND EXPENSES
          Acquired technology                  $    -          $    -
          Research & development                 253,161         235,372
          General & administrative               551,785         273,137
                                               ---------       ---------
          LOSS FROM OPERATIONS                 $(804,946)      $(508,509)

          Amortization of debt
            issuance cost                           -               -

          Interest expense                      (883,333)           -

          Interest & other income                 14,314          18,524
                                               ---------       ---------

          NET LOSS AND DEFICIT
            ACCUMULATED DURING               $(1,673,965)      $(489,985)
            DEVELOPMENT STAGE                ===========       =========

          NET LOSS PER SHARE                 $(      .43)      $(    .13)
                                             ===========       =========


          Weighted average number
            of common shares                   3,848,376       3,734,000
            outstanding                        =========       =========


                                              NINE MONTHS ENDED JUNE 30,
                                              --------------------------
                                                 1996            1995
                                                 ----            ----
          COST AND EXPENSES
          Acquired technology                $      -        $      -
          Research & development                 750,956         754,201
          General & administrative             1,571,595         999,488
                                             -----------     -----------
          LOSS FROM OPERATIONS                (2,322,551)     (1,753,689)

          Amortization of debt
            issuance cost                           -               -

          Interest expense                      (883,333)           -

          Interest & other income                 42,923          42,118
                                             -----------     -----------


          NET LOSS AND DEFICIT
            ACCUMULATED DURING               $(3,162,961)    $(1,711,571)
            DEVELOPMENT STAGE                ===========     ===========

          NET LOSS PER SHARE                 $(      .82)    $(      .51)
                                             ===========     ===========


          Weighted average number
            of common shares                   3,848,376       3,326,424
            outstanding                      ===========     ===========


                                                  CUMULATIVE FROM
                                                   JULY 2, 1992
                                                 (INCEPTION DATE)
                                                 TO JUNE 30, 1996
                                            --------------------------
          COST AND EXPENSES
          Acquired technology                      $  1,720,000
          Research & development                      3,470,524
          General & administrative                    5,132,157
                                                   ------------
          LOSS FROM OPERATIONS                      (10,322,681)

          Amortization of debt
            issuance cost                           (   310,962)

          Interest expense                          ( 1,483,332)

          Interest & other income                       283,646
                                                   ------------

          NET LOSS AND DEFICIT
            ACCUMULATED DURING                     $(11,833,329)
            DEVELOPMENT STAGE                      ============


          NET LOSS PER SHARE

          Weighted average number
            of common shares
            outstanding


             The accompanying notes to financial statements are an
                             integral part hereof.

            FORM 10-Q/A


                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF CASH FLOWS
                               ------------------------
                                     (UNAUDITED)
                                     -----------

                                             NINE MONTHS ENDED JUNE 30,
                                             --------------------------
                                                1996             1995
                                                ----             ----
          CASH FLOWS FROM OPERATING
            ACTIVITIES:

            Net Income (Loss)               $(3,162,961)     $(1,711,571)
                                            -----------      -----------

            Adjustments to reconcile
            net loss to net cash flows
            from operating activities:

              Depreciation and
              amortization                       89,884           80,739

              Amortization of debt
              issuance cost                                         -

              Amortization of beneficial
              conversion feature                883,333             -

              Common stock issued for
              technology rights                    -                -

            Changes in assets and
            liabilities:

              Inventories                    (  139,586)      (1,082,031)

              Other current assets                5,000       (    8,988)

              Accounts payable & accrued
              expenses                          110,186          181,509

              Other current liabilities         101,455       (  296,018)
                                            -----------      -----------

            Total adjustments                   166,939       (1,124,789)
                                            -----------      -----------

          NET CASH (USED) FOR OPERATING      (2,112,691)      (2,836,360)
          ACTIVITIES:                       -----------      -----------

          CASH FLOWS FROM INVESTING
          ACTIVITIES:

            Patent costs                     (    3,098)      (   16,302)

            Net additions to furniture,
            equipment, and leasehold         (    5,758)      (  103,713)
            improvements                    -----------      -----------

          NET CASH (USED) FOR INVESTING      (    8,856)      (  120,015)
          ACTIVITIES:                       -----------      -----------

          CASH FLOWS FROM FINANCING
          ACTIVITIES:

            Payment of notes payable               -                -

            Proceeds from notes payable
            & warrants                             -                -

            Proceeds from issuance of
            convertible debentures            2,751,950

            Public offering of stock,
            net                                    -                -

            Debt issuance cost                     -                -

            Cost of Public offering                -                -

            Sale of option to purchase
            units                                  -                -

            Exercise of stock options &            -           3,422,141
            warrants                        -----------      -----------

          NET CASH PROVIDED BY FINANCING
          ACTIVITIES:                         2,751,950        3,422,141
                                            -----------      -----------

          CASH AND CASH EQUIVALENTS:

            Net increase (decrease)             630,403          465,766

            Balance, beginning of period      1,832,563        1,996,270
                                            -----------      -----------

            Balance, end of period          $ 2,462,966      $ 2,462,036
                                            ===========      ===========


                                                  CUMULATIVE FROM
                                                   JULY 2, 1992
                                                 (INCEPTION DATE)
                                                 TO JUNE 30, 1996
                                            --------------------------
          CASH FLOWS FROM OPERATING
            ACTIVITIES:

            Net Income (Loss)                      $(11,833,329)
                                                   -------------

            Adjustments to reconcile
            net loss to net cash flows
            from operating activities:

              Depreciation and
              amortization                            1,041,054

              Amortization of debt
              issuance cost                              51,825

              Amortization of beneficial
              conversion feature                        883,333

              Common stock issued for
              technology rights                          40,000

            Changes in assets and
            liabilities:

              Inventories                           ( 1,109,565)

              Other current assets                  (     5,000)

              Accounts payable & accrued
              expenses                                  135,269

              Other current liabilities                 273,392
                                                    ------------

            Total adjustments                           426,975
                                                    ------------

          NET CASH (USED) FOR OPERATING
          ACTIVITIES:                               (10,523,021)
                                                    ------------

          CASH FLOWS FROM INVESTING
          ACTIVITIES:

            Patent costs                            (    28,218)

            Net additions to furniture,
            equipment, and leasehold
            improvements                            (   800,496)
                                                    ------------

          NET CASH (USED) FOR INVESTING
          ACTIVITIES:                               (   828,714)
                                                    ------------

          CASH FLOWS FROM FINANCING
          ACTIVITIES:

            Payment of notes payable                ( 2,000,000)

            Proceeds from notes payable
            & warrants                                2,000,000

            Proceeds from issuance of
            convertible debentures                    2,751,950

            Public offering of stock,
            net                                       8,901,000

            Debt issuance cost                      (   310,962)

            Cost of Public offering                 ( 1,436,617)

            Sale of option to purchase
            units                                           129

            Exercise of stock options &
            warrants                                  3,909,201
                                                    ------------
          NET CASH PROVIDED BY FINANCING
          ACTIVITIES:                                13,814,701
                                                    ------------

          CASH AND CASH EQUIVALENTS:

            Net increase (decrease)                   2,462,966

            Balance, beginning of period                   -
                                                     -----------

            Balance, end of period                   $2,462,966
                                                     ===========


            The accompanying notes to financial statements are an integral part hereof.

          FORM 10-Q/A


          NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
          -----------------------------------------

          NOTE 1 - BASIS OF PRESENTATION
          ------------------------------


               The accompanying financial statements have been restated from those originally issued to reflect a change in accounting for the May 1996 issuance of the convertible debentures by Advanced Mammography Systems, Inc. ("AMS" or the "Company") described in
          Note 7 to these financial statements. The debentures may be converted at a discount to the traded market price of the common stock into which the debentures are convertible. Previously, the measurement of the conversion feature was calculated assuming that the estimated fair value of the common stock into which the security is convertible was the quoted market price adjusted to reflect transferability restrictions. Accordingly, no portion of the proceeds on the debt issuance was allocated to the intrinsic value of the "fixed discount". In March 1997, the Securities and Exchange Commission's position was announced that a discount should be computed based on the Company's quoted market price and an allocation of a portion of the proceeds of the offering should be recognized as additional interest expense on the debentures.
          The Company is restating its financial statements to comply with this accounting treatment. The impact on the results of operations for the three and nine months ended June 30, 1996 was to increase the net loss by approximately $883,000 and to increase the net loss per share by $.22 and $.23, respectively.



               This amended Form 10-Q should be read in conjunction with all subsequent filings with the Securities and Exchange Commission which disclose significant developments including a proposed merger of the Company and Advanced NMR Systems, Inc. ("ANMR").


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

          NOTE 2 - THE COMPANY
          --------------------


               The Company is a development stage company which was organized in Delaware in July 1992 to acquire and develop proprietary technology from ANMR in order to design, manufacture and commercialize a dedicated (or partial body) magnetic resonance imaging ("MRI") system for breast imaging which can be used to
          detect  and  characterize breast tissue abnormalities.    In
          February 1996, the Company received FDA clearance to begin commercial marketing activities for its breast imaging system.


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

          FORM 10-Q/A


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

          RESULTS OF OPERATIONS
          ---------------------


               The Company was formed in July 1992 and is in the development stage. Through June 30, 1996, the Company had not derived any revenues from operations, although it has placed the first breast imaging system at a customer Beta site in Galveston, Texas and expects to receive payment for this system in fiscal 1997. As a result of charging operations with the cost of its technology license acquired from ANMR, as well as salaries and consulting fees of persons engaged in research and development activities, the Company had an accumulated deficit of $11,833,000 at June 30, 1996. Of such deficit, $1,720,000 represented the purchase price of rights to certain technology transferred to the Company by ANMR in 1992.


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

          FORM 10-Q/A





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


                                          Advanced Mammography Systems, Inc.
                                          ----------------------------------
                                                     (Registrant)



          Date:  August 4, 1997            /s/ Steven J. James
                                          ---------------------------------
                                          Steven J. James
                                          Chief Financial Officer