Form 10-K/A
period 1996-09-30
ADVANCED MAMMOGRAPHY SYSTEMS INC
filed 1997-08-06
CIK 893964

=================================================================
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-K/A


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

          =================================================================

                                 AMENDMENT NO. 1



               The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-K for the fiscal year ended September 30, 1996 as set forth in the pages attached hereto:



            (List all such items, financial statements, exhibits or
                         other portions amended.)



          Part II

          1.  Item 6.  Selected Financial Data.

          2.  Item 7.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations

          3.  Item 8.  Financial Statements and Supplementary Data


          Part IV

          1.  Exhibits and Financial Statements

                                        INDEX

          PART II . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

               Item 6.   Selected Financial Data. . . . . . . . . . . .   4
               Item 7.   Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations   . . . . . . . . . . . . . . . . .   6
               Item 8.   Financial Statements and Supplementary Data  .   8

          PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

               Item 14.  Exhibits and Financial Statements  . . . . . .   9

          SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . .   11

                                       PART II




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


                    This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K/A.

          STATEMENT OF OPERATIONS DATA:
          -----------------------------

                              TWELVE MONTHS  TWELVE MONTHS    NINE MONTHS
                                  ENDED          ENDED           ENDED
                              SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                   1996           1995           1995
                                   ----           ----           ----

           COSTS & EXPENSES

           Acquired
           Technology Rights    $         --   $         --    $        --

           Research &
           Development . . .       1,007,294        940,141        664,786

           General &               2,209,736      1,571,007      1,107,326
           Administrative  .    ------------   ------------   ------------

           LOSS FROM
           OPERATIONS            (3,217,030)    (2,511,148)    (1,772,112)

           Interest Income .          70,248         96,819         88,064

           Interest Expense.       1,000,000             --             --


           Amortization of
           Debt Issuance            (30,857)             --             --
            Costs  . . . . .    ------------   ------------   ------------


           NET LOSS             $(4,177,639)   $(2,414,329)   $(1,684,048)
                                ============   ============   ============

           NET LOSS PER              $(1.03)         $(.73)         $(.44)
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

           COSTS & EXPENSES

           Acquired
           Technology
           Rights  . . . .    $         --  $         --  $         --

           Research &
           Development . .         717,010       992,365       822,994

           General &             1,119,138     1,582,820       870,414
           Administrative     ------------  ------------  ------------

           LOSS FROM
           OPERATIONS          (1,836,148)   (2,575,185)   (1,693,408)

           Interest Income         63,268        72,023        80,636

           Interest
           Expense . . . .             --            --       (99,999)

           Amortization of
           Debt Issuance               --             --      (51,825)
            Costs  . . . .    ------------  ------------  ------------

           NET LOSS           $(1,772,880)  $(2,503,162)  $(1,764,596)
                              ============  ============  ============

           NET LOSS PER             $(.64)        $(.89)        $(.68)
           SHARE                      ===           ===           ===

           Balance Sheet Data:

           Working Capital
           (Deficit) . . .      $1,594,561    $1,097,761    $3,308,814

           Total Assets  .       2,677,964     2,146,632     3,647,055

           Total
           Liabilities . .         460,429       419,123       125,699

           Stockholders'
           Equity
           (Deficit) . . .       2,217,535     1,727,509     3,521,356


                                                           CUMULATIVE
                                      JULY 2, 1992      FROM JULY 2, 1992
                                     (INCEPTION) TO      (INCEPTION) TO
                                      DECEMBER 31,        SEPTEMBER 30,
                                          1992                1996
                                          ----                ----

           COSTS & EXPENSES

           Acquired Technology
           Rights  . . . . . . . .        $ 1,720,000         $  1,720,000

           Research & Development             239,423            3,726,862

           General &                               --            5,770,296
           Administrative  . . . .       ------------        -------------

           LOSS FROM OPERATIONS           (1,959,423)          (11,217,158)

           Interest Income . . . .                --               310,971


           Interest Expense  . . .          (500,000)           (1,599,999)


           Amortization of Debt
           Issuance                         (259,137)              341,819
            Costs  . . . . . . . .       ------------        -------------


           NET LOSS                      $(2,718,560)        $(12,848,005)
                                         ============        =============


           NET LOSS PER SHARE                 $(1.17)
                                                =====

           Balance Sheet Data:

           Working Capital
           (Deficit) . . . . . . .       $(2,347,861)

           Total Assets  . . . . .            211,339

           Total Liabilities . . .          2,389,899

           Stockholders' Equity
           (Deficit) . . . . . . .        (2,178,560)

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

                                       PART IV


          ITEM 14.  EXHIBITS AND FINANCIAL STATEMENTS


              (a)(1) The following Financial Statements are filed herewith:

                         Report of Independent Auditors
                         Balance Sheets
                         Statements of Operations
                         Statements of Changes in Stockholders' Equity Statements of Cash Flows
                         Notes to Financial Statements





              (a)(3)   Exhibits



          Exhibit Number
          --------------

              23*      --  Consent of Richard A. Eisner & Company, LLP
                           independent public accountants for the
                           Company.



          ------------------
          * Filed herewith

							EXHIBIT 23


			CONSENT OF INDEPENDENT AUDITORS


		We consent to the incorporation by reference in Registration Statement No. 333-14403 of Advanced Mammography Systems, Inc. (the "Company") on Form S-8 of our report dated November 22, 1996 on the financial statements of the Company for the year ended September 30, 1996, the nine-month period ended September 30, 1995, the year ended December 31, 1994 and the period July 2, 1994 (inception) to September 30, 1996 appearing in this Annual Report on Form 10-K/A of the Company.



          /s/ Richard A. Eisner & Company, LLP
          -------------------------------------
          Richard A. Eisner & Company, LLP
          Cambridge, Massachussetts

          August 1, 1997

                                      SIGNATURE

                    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ADVANCED MAMMOGRAPHY SYSTEMS, INC.

          Dated:  August 4, 1997         By: /s/ Steven J. James
                                            -------------------------------
                                            Steven J. James, Chief Financial
                                                                  Officer

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


          March 13, 1997 as to Note A

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                                    BALANCE SHEETS
                                    --------------
                                                  September 30,  September 30,
           ASSETS                                     1996           1995
           ------                                 -------------  -------------


           CURRENT ASSETS:
           Cash and cash equivalents . . . . .     $  1,997,076   $  1,832,563
           Inventory (Note B)  . . . . . . . .        1,123,404        969,979
           Other current assets  . . . . . . .           27,204              0
                                                   ------------   ------------

                TOTAL CURRENT ASSETS . . . . .        3,147,684      2,802,542

           Equipment at cost, net of                    611,432        603,797
           accumulated depreciation of
                  $335,277 and $190,942 at
                  September 30, 1996 and
                  September 30, 1995,
                  respectively (Note B)


           Patent at cost, net of amortization           24,661         24,028
                  of $7,060 and $1,091 at
                  September 30, 1996 and
                  September 30, 1995,
                  respectively (Note B)  . . .
           Other . . . . . . . . . . . . . . .                0         10,000

           Debt issue cost (Note C)  . . . . .          200,574              0
                                                   ------------   ------------

           TOTAL ASSETS                            $  3,984,351   $  3,440,367
                                                   ============   ============


           LIABILITIES AND STOCKHOLDERS' EQUITY

           CURRENT LIABILITIES:

           Accounts payable & accrued expenses     $    184,785   $     25,083
           Compensation payable  . . . . . . .           52,259         38,509
           Accounts payable to related party            671,551        133,428
                  (Note E) . . . . . . . . . .     ------------   ------------


           TOTAL CURRENT LIABILITIES . . . . .          908,595        197,020
                                                   ------------
           Notes Payable (Note C)  . . . . . .        1,471,751              0
                                                   ------------
                TOTAL LIABILITIES  . . . . . .        2,380,346        197,020


           STOCKHOLDERS' EQUITY (Notes A and C)
           Preferred stock, $.01 par value;                  --             --
                  5,000,000 shares authorized,
                  none issued  . . . . . . . .
           Common stock, $.01 par value;                 83,468         65,984
                  25,000,000 shares authorized,
                  8,346,740 shares issued at
                  September 30, 1996, and
                  6,598,376 shares issued at
                  September 30, 1995 . . . . .


           Additional paid-in capital  . . . .       14,368,542     11,847,729
           Deficit accumulated during the          (12,848,005)     (8,670,366)
                  development stage  . . . . .     ------------   ------------



                TOTAL STOCKHOLDERS' EQUITY . .        1,604,005      3,243,347
                                                   ------------   ------------

           TOTAL LIABILITIES & STOCKHOLDERS'       $  3,984,351   $  3,440,367
                  EQUITY . . . . . . . . . . .     ============   ============

          The accompanying notes to financial statements are an integral part hereof.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENTS OF OPERATIONS



                                                   Nine Months     Nine Months
                                     Year Ended       Ended           Ended
                                   September 30,  September 30,   September 30,
                                        1996           1995           1994
                                   -------------  -------------   -------------
                                                   (unaudited)
           COSTS & EXPENSES:

           Acquired Technology
             Rights (Note D)        $         --    $         --   $         --

           Research & Development
             (Note D)                  1,007,294         664,786        717,010

           General &
             Administrative            2,209,736       1,107,326      1,119,138
             (Note E)               ------------    ------------   ------------


           LOSS FROM OPERATIONS      (3,217,030)     (1,772,112)    (1,836,148)

           Amortization of Debt
             Issuance Costs
             (Note C)                   (30,857)              --             --


           Interest Expense
             (Note C)                (1,000,000)              --             --


           Interest and Other             70,248          88,064         63,268
             Income                 ------------    ------------   ------------


           NET LOSS AND DEFICIT
             ACCUMULATED
             DURING DEVELOPMENT     $(4,177,639)    $(1,684,048)   $(1,772,880)
             STAGE                  ============    ============   ============


           NET LOSS PER SHARE            $(1.03)          $(.44)         $(.64)
             (Note B)                       ===             ===            ===



           Weighted average
             number of
             Common Shares             4,046,160       3,830,092      2,765,975
             Outstanding            ============    ============   ============




                                                                 Cumulative
                                                              from July 2, 1992
                                              Year Ended       (inception) to
                                          December 31, 1994  September 30, 1996
                                          -----------------  ------------------

           COSTS & EXPENSES:

           Acquired Technology Rights
             (Note D)                          $         --       $   1,720,000

           Research & Development
             (Note D)                               992,365           3,726,862

           General & Administrative               1,582,820           5,770,296
             (Note E)                          ------------       -------------


           LOSS FROM OPERATIONS                 (2,575,185)        (11,217,158)

           Amortization of Debt Issuance
             Costs (Note C)                              --           (341,819)


           Interest Expense (Note C)                     --         (1,599,999)


           Interest and Other Income                 72,023             310,971
                                               ------------       -------------

           NET LOSS AND DEFICIT
             ACCUMULATED DURING                $(2,503,162)       $(12,848,005)
             DEVELOPMENT STAGE                 ============       =============



           NET LOSS PER SHARE (Note B)               $(.89)
                                                       ===

           Weighted average number of             2,801,946
             Common Shares Outstanding         ============


          The accompanying notes to financial statements are an integral part hereof.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   Deficit
                                                                 Accumulated
                               Common Stock        Additional    During the
                          ---------------------     Paid-in      Development
                            Shares      Amount      Capital         Stage
                            ------      ------      -------      -----------
        Common stock
         issued in
         connection
         with the
         acquisition of
         technology
         rights
         (Note D)          4,000,000     $40,000   $        --  $          --

        Common stock
         warrants issued
         in connection
         with notes
         payable
         (Note C[3])              --          --       500,000             --

        Net loss July 2,
         1992
         (inception)
         to December 31,          --          --            --    (2,718,560)
         1992              ---------     -------   -----------  -------------

        Balance -
         December 31,
         1992              4,000,000      40,000       500,000    (2,718,560)

        Initial public
         offering of
         stock, net of
         offering costs    1,483,500      14,835     7,449,677             --

        Net loss for the
         year ended
         December 31,             --          --            --    (1,764,596)
         1993              ---------     -------   -----------  -------------

        Balance -
         December 31,
         1993              5,483,500      54,835     7,949,677    (4,483,156)

        Warrants
         exercised           223,105       2,231       667,084             --

        Stock options
         exercised             5,000          50        39,950             --

        Net loss for the
         year ended
         December 31,             --          --            --    (2,503,162)
         1994              ---------     -------   -----------  -------------

        Balance -
         December 31,
         1994              5,711,605      57,116     8,656,711    (6,986,318)

        Stock options
         exercised           114,286       1,143       881,288             --

        Warrants
         exercised           772,485       7,725     2,309,730             --

        Net loss for the
         nine months
         ended
         September 30,            --          --            --    (1,684,048)
         1995              ---------     -------   -----------  -------------

        Balance -
         September 30,
         1995              6,598,376     $65,984   $11,847,729   $(8,670,366)

        Common stock
         warrants issued
         in connection
         with notes
         payable
         (Note C[3])              --          --       200,000             --


        Beneficial conversion
         feature of convertible
         debentures (Note C)      --          --    1,000,000      (1,000,000)


        Cost of warrants
         issuance                 --          --      (16,619)             --

        Conversion of
         Notes Payable
         into Common
         Stock
         (Note C[3])       1,748,364      17,484     1,337,432             --

        Net loss for the
         year ended
         September 30,            --          --            --    (3,177,639)
         1996              ---------     -------   -----------  -------------


        Balance -
         September 30,     8,346,740     $83,468   $14,368,542  $(12,848,005)
         1996              =========     =======   ===========  =============




        The accompanying notes to financial statements are an integral part hereof.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                                    Nine Months    Nine Months
                                      Year Ended       Ended          Ended
                                     September 30, September 30,  September 30,
                                         1996           1995           1994
                                     ------------- -------------  -------------
                                                                   (unaudited)
      Cash flows from
       operating
       activities:

         Net Loss                      $(4,177,639)   $(1,684,048)  $(1,772,880)
                                      ------------   ------------   ------------

         Adjustments to
          reconcile net loss to
          net cash flows from
          operating activities:

            Depreciation and
            amortization                   148,920         81,485         49,381

           Amortization of debt
            issuance cost                   30,857             --             --

           Amortization of discount
            related to issuance of
            convertible debentures
            (Note C)                     1,000,000             --             --


           Common stock issued for
            technology rights                   --             --             --

           Changes in assets and
            liabilities:

           Inventories                   (153,425)      (702,641)       (58,720)

           Prepaid expenses & other
            assets                        (17,204)         58,720       (15,000)

           Accounts payable and
            other current                  711,575      (217,103)        334,730
            liabilities               ------------    -----------   ------------

           Total adjustments               720,723      (779,539)        310,391
                                      ------------    -----------   ------------

      Net cash used for operating      (2,456,916)    (2,463,587)    (1,462,489)
       activities                     ------------    -----------   ------------


      Cash flows from investing
       activities:

       Capital expenditures              (158,571)       (94,562)      (444,814)
                                      ------------     ----------   ------------

      Net cash used for investing        (158,571)       (94,562)      (444,814)
       activities                     ------------     ----------   ------------

      Cash flows from financing
       activities:

       Proceeds from notes payable
       and warrants                      3,000,000             --             --

       Debt issuance costs               (220,000)             --             --

       Payment of notes payable                 --             --             --

       Public offering of stock,
        net                                     --             --             --

       Costs of Public Offering                 --             --             --

       Sale of option to purchase
        units                                   --             --             --

       Proceeds from sale of stock
        and exercise of warrants                --      3,199,886        469,060

      Net cash provided by
      financing                          2,780,000      3,199,886        469,060
       activities                     ------------     ----------   ------------

      Cash and cash equivalents:
       Net increase (decrease)             164,513        641,737    (1,438,243)

       Balance, beginning of period      1,832,563      1,190,826      3,434,513
                                      ------------     ----------   ------------

       Balance, end of period          $(1,997,076     $1,832,563   $  1,996,270
                                      ============     ==========   ============


                                                            Cumulative
                                                        from July 2, 1992
                                         Year Ended       (inception) to
                                     December 31, 1994  September 30, 1996
                                     ----------------- -------------------
      Cash flows from operating
       activities:

       Net Loss                           $(2,503,162)       $(12,848,005)
                                          ------------       -------------


       Adjustments to reconcile net
        loss to net cash flows from
        operating activities:

       Depreciation and
        amortization                            76,889           1,100,090

       Amortization of debt issuance
        cost                                        --              82,682

       Amortization of discount
        related to issuance of
        convertible debentures
        (Note C)                                    --           1,000,000


       Common stock issued for
        technology rights                           --              40,000

       Changes in assets and
        liabilities:

        Inventories                          (267,338)         (1,123,404)

        Prepaid expenses & other
         assets                               (73,720)            (27,204)

        Accounts payable and other             293,424             908,595
         current liabilities              ------------        ------------

        Total adjustments                       29,255             980,759
                                          ------------        ------------
      Net cash used for operating          (2,473,907)        (10,867,246)
      activities                          ------------        ------------

      Cash flows from investing
       activities:

       Capital expenditures                  (479,095)           (978,429)
                                          ------------       -------------

      Net cash used for investing            (479,095)           (978,429)
       activities                         ------------       -------------

      Cash flows from financing
       activities:

       Proceeds from notes payable
        and warrants                                --           5,000,000

       Debt issuance costs                          --           (530,962)

       Payment of notes payable                     --         (2,000,000)

       Public offering of stock,
         net                                        --           8,901,000

       Costs of Public Offering                     --         (1,436,617)

       Sale of option to purchase
         units                                      --                 129

       Proceeds from sale of stock             709,315           3,909,201
         and exercise of warrants         ------------       -------------

      Net cash provided by financing           709,315          13,842,751
       activities                         ------------       -------------

      Cash and cash equivalents:

       Net increase (decrease)             (2,243,687)           1,997,076

       Balance, beginning of period          3,434,513       $          --
                                          ------------       -------------

       Balance, end of period              $ 1,190,826       $   1,997,076
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


                    The accompanying financial statements have been restated from those originally issued to reflect a change in accounting for the May 1996 issuance of the convertible debentures described in
          Note 3 to the financial statements. The debentures may be converted at a discount to the traded market price of the common stock into which the debentures are convertible. Previously, the measurement of the conversion feature was calculated assuming that the estimated fair value of the common stock into which the security is convertible was the quoted market price adjusted to reflect transferability restrictions. Accordingly, no portion of the proceeds on the debt issuance was allocated to the intrinsic value of the "fixed discount". In March 1997, the Securities and Exchange Commission's ("SEC") position was announced that a discount should be computed based on the Company's quoted market price and an allocation of a portion of the proceeds of the offering should be recognized as additional interest expense on the debentures. The Company is restating its financial statements to comply with this accounting treatment.



                    This amended Form 10-K should be read in conjunction with all subsequent filings with the SEC which disclose significant developments including a proposed merger of ANMR and AMS. The impact on the results of operations for the year ended September 30, 1996 was to increase the net loss by approximately $1,000,000 and to increase the net loss per share by $.24.



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

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                            (A DEVELOPMENT STATE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS


          (NOTE A) - The Company: (continued)
          -----------------------------------

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

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                            (A DEVELOPMENT STATE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS


          (NOTE B) Summary of Significant Accounting Policies: (continued)
          ----------------------------------------------------------------

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

          (NOTE C) Capitalization:
          ------------------------

               [1]  Common stock:
                    ------------

                    As discussed in Note D, the Company has issued 4,000,000 shares of common stock to ANMR for a purchase price of $40,000. In connection with its initial public offering, ANMR placed 2,750,000 of the 4,000,000 shares outstanding into escrow. The escrow shares are to be released based upon the Company attaining certain levels of pretax income for the years ending

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                            (A DEVELOPMENT STATE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS


          (NOTE C) Capitalization: (continued)
          ------------------------------------

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


                    During 1996, pursuant to Regulation S of the Securities act of 1933, the Company issued $3,000,000 of 4% convertible notes payable. The notes are due in full on December 1, 1998. The principal amount of the notes is convertible into shares of common stock at a conversion price equal to the lesser of 125% of the market price on the issuance date, or 75% of the market price on the conversion date. The market price, as defined in the agreement, equals the average closing bid price of the common stock for the three trading days immediately preceding the issuance date or the conversion date, as may be applicable, as reported by the National Association of Securities Dealers Automated Quotation system ("NASDAQ"). The beneficial conversion feature of a 25% discount from the market price at which the notes may be converted, as measured at the issuance date of the notes, has been accounted for as additional interest expense on the notes. Such additional interest amounted to a total of $1,000,000. Through September 30, 1996, a total of $1,438,000 of the principal amount of the notes payable had been converted into 1,748,364 shares of common stock of the Company and the

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                            (A DEVELOPMENT STATE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS


          (NOTE C) Capitalization: (continued)
          ------------------------------------


          principal amount of the notes outstanding at September 30, 1996, is $1,562,000. In conjunction with these notes, the Company issued warrants for the purchase of 395,000 shares of its common stock. The warrants are exercisable until May 15, 2001 at a price of $2.50 per share. The value assigned to these warrants, amounting to $200,000, is accounted for as debt discount and is being amortized over the period of time the notes are expected to be outstanding. The effective interest rate on the notes, including the debt discount, is approximately 201%.


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
                                      =========         ==============

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                            (A DEVELOPMENT STATE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS


          (NOTE D) Research and Development Activities: (continued)
          ---------------------------------------------------------

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

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                            (A DEVELOPMENT STATE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS


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



                         Year Ended          Nine Months Ended
                         September 30,          September 30,
                            1996              1995           1994
                         ------------   ------------   -------------

     Pretax (loss)
       per
       accompanying
       statements
       of operations     $(4,178,000)   $(1,684,000)   $(1,773,000)



     Expected tax
       (benefit) at
        39%, including
        the net effect
        of state
        income taxes     (1,239,000)    (657,000)      (691,000)

     Adjustments due to:
       Increase in
       valuation reserve 1,241,000      685,000        691,000

     Benefit of net
        operating loss
        carryover        (2,000)        (28,000)       --

     Tax provision per
       financial
       statements        $ - 0 -        $ - 0 -        $ - 0 -



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