Form 10-Q/A
period 1996-12-31
ADVANCED MAMMOGRAPHY SYSTEMS INC
filed 1997-08-06
CIK 893964

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q/A


          [X]   QUARTERLY REPORT PURSUANT  TO SECTION 13  OR 15 (d)  OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended December 31, 1996
                                         -----------------

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


                             AMENDMENT NO. 1



             The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended December 31, 1996 as set forth in the pages attached hereto:



             (List all such items, financial statements, exhibits or other portions amended)



        1.   Items 1 and 2 Financial Statements and Management's
             Discussion and Analysis - Amended to reflect a change in accounting for the May 1996 issuance of the convertible debentures. (See Note 1 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED))

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                       ---------------------------------------

                                        INDEX
                                        -----


          PART I.   FINANCIAL INFORMATION                          Page No.
                    ---------------------                          --------

               Item 1.  Financial Statements

                    Balance Sheets - December 31, 1996 and              3
                         September 30, 1996

                    Statements of Operations - Quarters Ended           4
                         December 31, 1996 and December 31, 1995
                         and for the period from July 2, 1992
                         (inception) to December 31, 1996

                    Statements of Cash Flows - Quarters Ended           5
                         December 31, 1996 and December 31, 1995
                         and for the period from July 2, 1992
                         (inception) to December 31, 1996

                    Notes to Financial Statements                      6-10

               Item 2.  Management's Discussion and Analysis of       11-12
                         Financial Condition and Results of
                         Operations


          PART II.  OTHER INFORMATION
                    -----------------




               Signatures                                              13
               ----------

          FORM 10-Q/A


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


           STOCKHOLDERS' EQUITY
           --------------------

           Preferred stock, $.01 par value,
              5,000,000 shares authorized none
              issued                                         -           -

           Common stock, $.01 par value,
              authorized 25,000,000 shares;
              issued 8,346,740 and 8,346,740            83,467      83,467


           Additional paid in capital               14,368,543  14,368,543
           Deficit accumulated during the
              development stage                    (13,838,468)(12,848,005)
                                                   ----------- -----------


                     TOTAL STOCKHOLDERS' EQUITY        613,542   1,604,005
                                                   ----------- -----------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
                                                    $3,314,292  $3,984,351
                                                   ===========  ==========

           See notes to financial statements

          FORM 10-Q/A


                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF OPERATIONS
                              -------------------------
                                     (UNAUDITED)
                                     -----------



                                                         CUMULATIVE FROM
                                    QUARTERS ENDED          JULY 2, 1992
                                    --------------      (INCEPTION DATE)
                              DECEMBER 31,   DECEMBER 31, TO DECEMBER 31,
                              -----------    -----------        1995
                                  1996           1995     ---------------
                                 ------         ------
      COST AND EXPENSES
      Acquired technology      $  -           $  -           $1,720,000
      Research & development     455,767       221,824        4,182,629
      General & administrative   532,062       432,110        6,302,358
                                 -------       --------      ----------
      LOSS FROM OPERATIONS     ( 987,829)     (653,934)     (12,204,987)

      Amortization of debt
       issuance cost           (  23,143)          --        (   364,962)

      Interest expense              --             --        ( 1,599,999)

      Interest & other income     20,509         12,106          331,480
                               ----------     ----------     ------------


      NET LOSS AND DEFICIT
       ACCUMULATED DURING
       DEVELOPMENT STAGE      $( 990,463)    $( 641,828)    $(13,838,468)
                               ==========     ==========    =============


      NET LOSS PER SHARE      $(    .18 )    $(    .07 )
                              ==========     ===========


      Weighted average number
       of common shares
       outstanding            5,596,740       3,848,376
                              =========       =========


      See notes to financial statements.

      FORM 10-Q/A


                           ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF CASH FLOWS
                               ------------------------
                                     (UNAUDITED)
                                     -----------

                                                       QUARTERS ENDED
                                                      ----------------

                                                 DECEMBER 31,   DECEMBER 31
                                                 -----------    -----------
                                                     1996          1995
                                                    -----          -----
       CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (Loss)                           $(   990,463) $(    641,828)
                                              ------------    -----------

         Adjustments to reconcile net loss to
          net cash flows from operating
           activities:
            Depreciation and amortization           43,676         28,283

            Amortization of debt issuance cost      23,143              -

            Amortization of discount related
             to issuance of convertible
             debentures (Note 7)                         -              -

            Common stock issued for technology
             rights                                      -              -

         Changes in assets and liabilities:

            Inventories                         (   51,572)    (   50,642)
            Other current assets                    19,204              -

            Accounts payable & accrued expenses (   97,247)    (   11,312)
              Other current liabilities            407,238        246,024
                                                ----------    -----------

         Total adjustments                         344,442        212,353
                                                ----------    -----------

       NET CASH (USED) FOR OPERATING            (  646,021)    (  429,475)
         ACTIVITIES:                           -----------    -----------

       CASH FLOWS FROM INVESTING ACTIVITIES:

         Patent costs                                    -     (      798)
         Net additions to furniture, equipment,
           and leasehold improvements            (  67,289)             -
                                                ----------      ---------

       NET CASH (USED) FOR INVESTING
          ACTIVITIES:

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment of notes payable                        -              -

         Proceeds from notes payable & warrants          -              -
         Public offering of stock, net                   -              -

         Sale of unit purchase option                    -              -

         Debt issuance cost                              -              -
         Costs of public offering

         Exercise of stock options                       -              -
         Exercise of stock warrants                      -              -
                                               -----------      ---------

       NET CASH PROVIDED BY FINANCING
         ACTIVITIES:                                     0              0
                                               -----------      ---------


       CASH AND CASH EQUIVALENTS:

         Net increase (decrease)               (   713,310)   (   430,273)
         Balance, beginning of period            1,997,076      1,832,563
                                              ------------   ------------

         Balance, end of period                 $1,283,766     $1,402,290
                                                ==========    ===========


                                                          CUMULATIVE FROM
                                                           JULY 2, 1992
                                                         (Inception Date)
                                                          TO DECEMBER 31,
                                                               1996
                                                         -----------------
       CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (Loss)                                        $(13,838,468)
                                                           ------------

         Adjustments to reconcile net loss to net cash flows from operating activities:

            Depreciation and amortization                     1,143,766

            Amortization of debt issuance cost                  105,825

            Amortization of discount related to
             issuance of convertible debentures
             (Note C)                                         1,000,000

            Common stock issued for technology
             rights                                              40,000

         Changes in assets and liabilities:

            Inventories                                     ( 1,174,976)
            Other current assets                            (     8,000)

            Accounts payable & accrued expenses                  87,538

              Other current liabilities                       1,131,048
                                                             ----------
         Total adjustments                                    1,325,201
                                                             ----------

       NET CASH (USED) FOR OPERATING                        (11,513,267)
         ACTIVITIES:                                        -----------
       CASH FLOWS FROM INVESTING ACTIVITIES:

         Patent costs                                       (    31,721)

         Net additions to furniture, equipment,
           and leasehold improvements                       ( 1,013,997)
                                                           ------------
       NET CASH (USED) FOR INVESTING
          ACTIVITIES:                                        (1,045,718)

         Payment of notes payable                             2,000,000
         Proceeds from notes payable & warrants               5,000,000

         Public offering of stock, net                        8,901,000

         Sale of unit purchase option                               129
         Debt issuance cost                                  (  530,962)

         Costs of public offering                           ( 1,436,617)
         Exercise of stock options                               40,000

         Exercise of stock warrants                           3,869,201
                                                            -----------

       NET CASH PROVIDED BY FINANCING
         ACTIVITIES:                                         13,842,751
                                                            -----------


       CASH AND CASH EQUIVALENTS:
         Net increase (decrease)                              1,283,766

         Balance, beginning of period                                 -
                                                           ------------

         Balance, end of period                              $1,283,766
                                                             ==========

      See notes to financial statements.

      FORM 10-Q/A


      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
      -----------------------------------------

      NOTE 1 - BASIS OF PRESENTATION
      ------------------------------


          The accompanying financial statements have been restated to include adjustments to the September 30, 1996 balances of additional paid in capital and deficit accumulated during the development stage to reflect a change in accounting for the May 1996 issuance of convertible debentures whereby the beneficial conversion feature of the debentures was recorded as additional interest expense.



          This amended Form 10-Q should be read in conjunction with all subsequent filings with the Securities and Exchange Commission which disclose significant developments including a proposed merger of Advanced Mammography Systems, Inc. ("AMS" or the "Company") and Advanced NMR Systems, Inc. ("ANMR").


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

      RESULTS OF OPERATIONS
      ---------------------


           The Company was formed in July 1992 and is in the development stage. Through December 31, 1996, the Company had not derived any revenues from operations, although it has placed the first breast imaging system at a customer Beta site in Galveston, Texas and expects to receive payment for this system in fiscal 1997. As a result of charging operations with the cost of its technology license acquired from ANMR, as well as salaries and consulting fees of persons engaged in research and development activities, the Company had an accumulated deficit of $13,838,000 at December 31, 1996. Of such deficit, $1,720,000 represented the purchase price of rights to certain technology transferred to the Company by ANMR in 1992.


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

                                            Advanced Mammography Systems, Inc.
                                            ----------------------------------
                                                      (Registrant)




      Date:  August 4, 1997                 /s/ Steven J. James
                                            --------------------------------
                                            Steven J. James
                                            Chief Financial Officer