Form 10-Q/A
period 1997-03-31
ADVANCED MAMMOGRAPHY SYSTEMS INC
filed 1997-08-06
CIK 893964

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

     FORM 10-Q/A



                             AMENDMENT NO. 1



             The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended March 31, 1997 as set forth in the pages attached hereto:



        (List all such items, financial statements, exhibits or other portions amended)



        1.   Items 1 and 2 Financial Statements and Management's
             Discussion and Analysis - Amended to reflect a change in accounting for the May 1996 issuance of the convertible debentures. (See Note 1 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED))

     FORM 10-Q/A


                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         ------------------------------------



                                        INDEX
                                        -----



        PART I.   FINANCIAL INFORMATION                               PAGE NO.
                  ---------------------                               --------

                  Item 1.  Financial Statements

                        Balance Sheets:
                           March 31, 1997 and September 30, 1996             4

                        Statements of Operations:                            5
                           Quarters and Six months ended March 31, 1997 and March 31, 1996 and for the period from July 2, 1992 (inception) to March 31, 1997

                        Statements of Cash Flows:                            6
                           Six months ended March 31, 1997 and March 31,
                           1996;
                           and for the period from July 2, 1992 (inception) to March 31, 1997

                        Notes to Financial Statements                      7-9

                  Item 2.  Management's Discussion and Analysis           10-11
                              of Financial Condition and Results
                              of Operations



                   Signature                                               12
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
             respectively

        Patent - at cost, net of
             amortization of $10,112
             and $7,060 at March 31,
             1997 and September 30,
             1996, respectively                    21,608        24,661

        Debt issue cost                           154,287       200,574
                                                 --------      --------

        TOTAL ASSETS                         $  3,793,662  $  3,984,351
                                              ===========  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES

        Accounts payable & accrued expenses  $    216,156  $    184,785

        Compensation payable                      116,829        52,259

        Accounts payable to related party       1,180,078       671,551
                                                ---------     ---------

             TOTAL CURRENT LIABILITIES          1,513,063       908,595

        Notes Payable                             512,744     1,471,751
                                             ------------   -----------

             TOTAL LIABILITIES               $  2,025,807  $  2,380,346

        STOCKHOLDERS' EQUITY

        Preferred stock, $.01
           par value, 5,000,000
           shares authorized none issued               --            --

        Common stock, $.01 par
           value, authorized
           25,000,000 shares;                     103,663        83,467
           issued 10,366,254
           and 8,346,740


        Additional paid in capital             16,659,429    14,368,543

        Deficit accumulated
          during the development
          stage                               (14,995,237)  (12,848,005)
                                            -------------    ----------



             TOTAL STOCKHOLDERS' EQUITY         1,767,855     1,604,005
                                              -----------    ----------

        TOTAL LIABILITIES &
          STOCKHOLDERS' EQUITY               $  3,793,662  $  3,984,351
                                                =========   ===========

        See notes to financial statements

        FORM 10-Q/A


                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                 QUARTERS ENDED
                                                 --------------
                                                    MARCH 31,
                                                    --------

                                                1997         1996
                                                ----         ----
         REVENUES

         System Revenues . . . . . .      $   400,000     $    --
                                          -----------     ---------

         TOTAL REVENUES  . . . . . . . . .    400,000          --


         OPERATING EXPENSES

         Acquired technology . . . . . . .         --          --

         Manufacturing . . . . . . . . . .    484,210          --

         Research & development  . . . . .    456,261     275,971

         General & administrative  . . . .    618,611     587,701
                                              -------   ---------

         TOTAL OPERATING EXPENSES  . . . .  1,559,082     863,672
                                            ---------    --------

         (LOSS) FROM OPERATIONS  . . . . . (1,159,082)   (863,672)
                                           ----------


         Amortization of debt issuance        (23,143)         --
         cost  . . . . . . . . . . . . . .

         Interest expense  . . . . . . . .         --          --

         Interest & other income . . . . .     25,455      16,503
                                              -------     -------


         NET LOSS AND DEFICIT
           ACCUMULATED DURING
           DEVELOPMENT STAGE . . .       $(1,156,770) $(  847,169)
                                         ===========  ===========

         NET LOSS PER SHARE  . . . .     $     (.18)  $      (.22)
                                         ==========   ===========


         Weighted average number of common
         shares outstanding  . . . . . . .  6,259,830   3,848,376
                                          ===========  ============



                                   SIX MONTHS ENDED        CUMULATIVE FROM
                                    ---------------           JULY 2, 1992
                                      MARCH 31,            (INCEPTION DATE)
                                     ----------          TO MARCH 31, 1997
                                                         -----------------
                                  1997          1996
                                  ----          ----
    REVENUES
     System Revenues . .      $    400,000       $    --        $  400,000
                               -------------    -----------    --------------

       TOTAL REVENUES  . . .       400,000            --           400,000

      OPERATING EXPENSES

      Acquired technology .            --             --         1,720,000

      Manufacturing . . . .       548,526             --           548,526

      Research & development      847,711        497,795         4,574,573

      General & administrative  1,150,673      1,019,810         6,920,969
                                ---------      ---------       -----------
      TOTAL OPERATING
         EXPENSES  . . .        2,546,910      1,517,605        13,764,068
                                ---------     ----------       -----------

      (LOSS) FROM OPERATIONS  (2,146,910)    (1,517,605)      (13,364,068)


      Amortization of debt
      issuance cost . . . .      (46,286)            --          (388,105)

      Interest expense                --             --        (1,599,999)

      Interest & other
        income . . . .            45,963         28,609           356,935
                                --------        -------         ---------


    NET LOSS AND DEFICIT
     ACCUMULATED DURING
     DEVELOPMENT STAGE. .    $(2,147,223)   $(1,488,996)     $(14,995,237)
                             ===========    ===========      ============


      NET LOSS PER
        SHARE  . .           $      (.36)   $      (.39)
                             ===========    ===========


      Weighted average
      number of common
      shares outstanding       5,924,642      3,848,376
                             ===========    ===========

        See notes to financial statements.

        FORM 10-Q/A


                         ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                  Six Months Ended March 31,
                                                  --------------------------

                                                        1997           1996
                                                        ----           ----
          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income (Loss)  . . . . . . . . .  $(2,147,223   $(1,488,996)
                                                   -----------   -----------
             Adjustments to reconcile net
             loss to net cash flows from
             operating activities:

               Depreciation and amortization  . .       90,276        59,844

               Amortization of debt issuance cost       46,286            --


               Amortization of discount related
                to issuance of convertible
                debentures  . . . . . . . . . . .           --            --

               Common stock issued for
                technology rights . . . . . . . .           --            --

             Changes in assets and liabilities:

               Inventories  . . . . . . . . . . .      236,395      (139,586)

               Other current assets . . . . . . .       17,443            --

               Accounts receivable  . . . . . . .           --       (54,147)

               Accounts payable &
                 accrued expenses . . . . . . . .       31,371       130,940

               Other current liabilities  . . . .      573,097       (17,963)
                                                       -------       -------

             Total adjustments  . . . . . . . . .      994,868       (20,912)
                                                       -------       -------
          NET CASH (USED) FOR OPERATING
          ACTIVITIES: . . . . . . . . . . . . . .   (1,152,365)   (1,509,908)
                                                    ----------    ----------


          CASH FLOWS FROM INVESTING ACTIVITIES:

             Patent costs . . . . . . . . . . . .           --        (2,187)

             Net additions to furniture,
               equipment, and leasehold
               improvements . . . . . . . . . . .      (74,438)       (5,758)
                                                    ----------    ----------

          NET CASH (USED) FOR INVESTING                (74,438)       (7,945)
          ACTIVITIES: . . . . . . . . . . . . . .   ----------    ----------


          CASH FLOWS FROM FINANCING ACTIVITIES:

             Payment of notes payable . . . . . .           --            --

             Proceeds from notes payable &                  --            --
               warrants . . . . . . . . . . . . .

             Public offering of stock, net  . . .           --            --

             Private placement  . . . . . . . . .    1,500,000            --

             Debt issuance cost . . . . . . . . .     (168,750)           --

             Cost of public offering  . . . . . .           --            --

             Sale of option to purchase units . .           --            --

             Exercise of stock & warrants . . . .           --            --
                                                      --------       -------

          NET CASH PROVIDED BY FINANCING             1,331,250            --
          ACTIVITIES: . . . . . . . . . . . . . .    ---------       -------



          CASH AND CASH EQUIVALENTS:

             Net increase (decrease)  . . . . . .      104,447    (1,517,853)

             Balance, beginning of period . . . .    1,997,076     1,832,563
                                                    ----------    ----------

             Balance, end of period . . . . . . .   $2,101,523      $314,710
                                                    ==========     =========




                                                          Cumulative From
                                                           July 2, 1992
                                                         (Inception Date)
                                                         To March 31, 1997
                                                        ------------------

          CASH FLOWS FROM OPERATING ACTIVITIES:

             Net Income (Loss)  . . . . . . . . . . .       $(14,995,237)
                                                            -------------

             Adjustments to reconcile net loss
               to net cash flows from
               operating activities:

               Depreciation and amortization  . . . .          1,190,366

               Amortization of debt issuance cost . .            128,968

               Amortization of discount related to
                  issuance of convertible
                  debentures  . . . . . . . . . . . .          1,000,000

               Common stock issued for                            40,000
                  technology rights . . . . . . . . .

             Changes in assets and liabilities:

               Inventories  . . . . . . . . . . . . .           (887,009)

               Other current assets . . . . . . . . .             (9,761)

               Accounts receivable  . . . . . . . . .                 --

               Accounts payable & accrued expenses  .            216,156

               Other current liabilities  . . . . . .          1,296,907
                                                              ----------

             Total adjustments  . . . . . . . . . . .          1,975,627
                                                             -----------

          NET CASH (USED) FOR OPERATING ACTIVITIES: .        (12,019,610)
                                                             -----------

          CASH FLOWS FROM INVESTING ACTIVITIES:

             Patent costs . . . . . . . . . . . . . .            (31,720)

             Net additions to furniture, equipment,
              and leasehold improvements  . . . . . .         (1,021,148)
                                                            ------------

          NET CASH (USED) FOR INVESTING ACTIVITIES: .         (1,052,868)
                                                            ------------


          CASH FLOWS FROM FINANCING ACTIVITIES:

             Payment of notes payable . . . . . . . .         (2,000,000)

             Proceeds from notes payable & warrants .          5,000,000

             Public offering of stock, net  . . . . .          8,901,000

             Private placement  . . . . . . . . . . .          1,500,000

             Debt issuance cost . . . . . . . . . . .           (699,712)

             Cost of public offering  . . . . . . . .         (1,436,617)

             Sale of option to purchase units . . . .                129

             Exercise of stock & warrants . . . . . .          3,909,201
                                                            ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES:          15,174,000
                                                           -------------


          CASH AND CASH EQUIVALENTS:

             Net increase (decrease)  . . . . . . . .          2,101,523

             Balance, beginning of period . . . . . .                 --
                                                           -------------

             Balance, end of period . . . . . . . . .         $2,101,523
                                                           =============

        See notes to financial statements.

        FORM 10-Q/A



        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


        NOTE 1 - BASIS OF PRESENTATION
        ------------------------------


             The accompanying financial statements of Advanced Mammography Systems, Inc. ("AMS" or the "Company") have been restated to include adjustments to the September 30, 1996 balances of additional paid in capital and deficit accumulated during the development stage to reflect a change in accounting for the May 1996 issuance of convertible debentures whereby the beneficial conversion feature of the debentures was recorded as additional interest expense.



             This amended Form 10-Q should be read in conjunction with all subsequent filings with the Securities and Exchange Commission which reflect significant developments including a proposed merger of AMS and Advanced NMR Systems, Inc. ("ANMR").


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

     FORM 10-Q/A


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

     FORM 10-Q/A


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

        RESULTS OF OPERATIONS
        ---------------------


             The Company was formed in July 1992 and is in the development stage. In the second quarter of this fiscal year, the Company received payment in full and recorded its first sale of the Aurora system to the Beta site in Galveston, Texas. As a result of charging operations with the cost of its technology license acquired from ANMR, as well as salaries and consulting fees of persons engaged in research and development activities, the Company had an accumulated deficit of $14,995,237 at March 31, 1997.


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

     FORM 10-Q/A


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


                                      SIGNATURE

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

                                          Advanced Mammography Systems, Inc.
                                          -----------------------------------
                                          (Registrant)




        Date:  August 4, 1997             /s/ Steven J. James
                                          --------------------
                                          Steven J. James
                                          Chief Financial Officer