Form 10-Q
period 1997-06-30
ADVANCED MAMMOGRAPHY SYSTEMS INC
filed 1997-08-14
CIK 893964

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1997
                                         -------------

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ----------

          Commission File Number 0-20968
                                 -------

                        Advanced Mammography Systems, Inc.
            -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    Delaware                                   04-3166348
          ----------------------------            -------------------------
          (State or other jurisdiction                 (IRS Employer
          of incorporation or                      Identification Number)
          organization)

               46 Jonspin Road, Wilmington, Massachusetts        01887
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
          Yes   x     No
              ------     ----

          As of August 12, 1997, there were 7,616,254 shares of Common Stock, $.01 par value, outstanding.

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.


                                        INDEX
                                        -----



          PART I.   FINANCIAL INFORMATION                          PAGE NO.
                    ---------------------                          --------

                    Item 1.  Financial Statements

                            Balance Sheets:                               3
                              June 30, 1997 and September 30, 1996

                            Statements of Operations:                     4
                              Quarters and Nine months ended June 30,
                              1997 and June 30, 1996 and for the period
                              from July 2, 1992 (inception) to June 30,
                              1997

                            Statements of Cash Flows:                     5
                              Nine months ended June 30, 1997 and June
                              30, 1996; and for the period from July 2, 1992 (inception) to June 30, 1997

                            Notes to Financial Statements               6-8

                    Item 2.  Management's Discussion and Analysis of   9-10
                              Financial Condition and Results of
                              Operations


          PART II.  OTHER INFORMATION
                    -----------------


                    Item 6.  Exhibits and Reports on Form 8-K            11

                    Signatures                                           12
                    ----------

          FORM 10-Q
          PART 1 FINANCIAL INFORMATION
          ITEM 1 FINANCIAL STATEMENTS

                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                                    BALANCE SHEETS

                                         June 30, 1997     September 30,
                                          (Unaudited)          1996
                                         -------------    --------------
          ASSETS
          CURRENT ASSETS
          Cash and cash equivalents      $   832,611        $  1,997,076
          Inventory                          987,069           1,123,404
          Other current assets                 7,610              27,204
                                        ------------        ------------
               TOTAL CURRENT ASSETS        1,827,290           3,147,684
          Equipment - at cost, net of
            accumulated depreciation of
            $438,027 and $335,277 at
            June 30, 1997 and September
            30, 1996, respectively           622,510             611,432
          Patent - at cost, net of
            amortization of $11,698 and
            $7,060 at June 30, 1997 and
            September 30, 1996,
            respectively                      20,022              24,661
          Other                               17,826                  --
          Debt issue cost                     27,298             200,574
                                        ------------        ------------
          TOTAL ASSETS                  $  2,514,946        $  3,984,351
                                        ============        ============
          LIABILITIES AND STOCKHOLDERS'
          EQUITY CURRENT LIABILITIES
          Accounts payable & accrued
            expenses                    $    274,310        $    184,785
          Compensation payable                93,055              52,259
          Accounts payable to related      1,274,068             671,551
            party                       ------------        ------------
            TOTAL CURRENT LIABILITIES      1,641,433             908,595
          Notes Payable                      519,678           1,471,751
                                        ------------        ------------
            TOTAL LIABILITIES              2,161,111           2,380,346
          STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par
            value, 5,000,000 shares
            authorized none issued                --                  --
          Common stock, $.01 par value,
            authorized 25,000,000
            shares; issued 7,616,254
            and 8,346,740                     76,163              83,467
          Additional paid in capital      16,564,776          14,368,543
          Deficit accumulated during     (16,287,104)        (12,848,005)
            the development stage       ------------        ------------
              TOTAL STOCKHOLDERS'            353,835           1,604,005
              EQUITY                    ------------        ------------
          TOTAL LIABILITIES &           $  2,514,946        $  3,984,351
          STOCKHOLDERS' EQUITY          ============        ============

          See notes to financial statements

     FORM 10-Q
                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                          QUARTERS ENDED
                                          --------------
                                             JUNE 30,
                                             -------
                                        1997          1996
                                        ----          ----

     REVENUES
                                    $      -      $      -
     System Revenues                -----------   -----------
     TOTAL REVENUES                        -             -

     OPERATING EXPENSES
     Acquired technology                   -             -
     Manufacturing                      155,045          -
     Research & development             470,315       253,161
     General & administrative           683,312       551,785
                                    -----------   -----------
     TOTAL OPERATING EXPENSES         1,308,672       804,946
                                    -----------   -----------

     (LOSS) FROM OPERATIONS          (1,308,672)   (  804,946)

     Amortization of debt
       issuance cost                     (4,835)         -
     Interest expense                      -       (  883,333)
     Interest & other income             21,642        14,314
                                    -----------   -----------

     NET LOSS AND DEFICIT
       ACCUMULATED DURING           $(1,291,865)  $(1,673,965)
       DEVELOPMENT STAGE            ===========   ===========

                                    $(      .20)  $(      .43)
     NET LOSS PER SHARE             ===========   ===========

     Weighted average number of       6,488,513     3,848,376
     common shares outstanding      ===========   ===========




                                NINE MONTHS ENDED
                                -----------------        CUMULATIVE FROM
                                     JUNE 30,             JULY 2, 1992
                                     --------           (INCEPTION DATE)
                               1997          1996       TO JUNE 30, 1997
                               ----          ----       ----------------

     REVENUES

     System Revenues       $   400,000   $      -        $    400,000
                           -----------   -----------     ------------
     TOTAL REVENUES            400,000          -             400,000

     OPERATING EXPENSES
     Acquired technology          -             -           1,720,000
     Manufacturing             703,571          -             703,571
     Research &
       development           1,318,026       750,956        5,044,888
     General &               1,833,986     1,571,595        7,604,281
       administrative      -----------   -----------     ------------

     TOTAL OPERATING         3,855,583     2,322,551       15,072,740
       EXPENSES            -----------   -----------     ------------

     (LOSS) FROM
       OPERATIONS           (3,455,583)   (2,322,551)     (14,672,740)

     Amortization of debt
       issuance cost        (   51,122)         -         (   392,941)
     Interest expense             -         (883,333)     ( 1,599,999)
     Interest & other           67,606        42,923          378,576
       income              -----------   -----------     ------------

     NET LOSS AND DEFICIT
       ACCUMULATED DURING  $(3,439,099)  $(3,162,961)    $(16,287,104)
       DEVELOPMENT STAGE   ===========   ===========     ============

                           $(      .53)  $(      .82)
     NET LOSS PER SHARE    ===========   ===========

     Weighted average
       number of common      6,488,513     3,848,376
       shares outstanding  ===========   ===========



     See notes to financial statements

     FORM 10-Q
                          ADVANCED MAMMOGRAPHY SYSTEMS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                            NINE MONTHS ENDED JUNE 30,
                                            --------------------------
                                                1997          1996
                                                ----          ----

     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (Loss)                    $(3,439,099)  $(3,162,961)
                                             -----------   -----------
        Adjustments to reconcile net loss
        to net cash flows from operating
        activities:
         Depreciation and amortization           135,149        89,884
         Amortization of debt issuance
           cost                                   51,122             -
         Amortization of beneficial
           conversion feature                       -          883,333
         Common stock issued for
           technology rights                        -                -
        Changes in assets and
          liabilities:
         Inventories                             136,335    (  139,586)
         Other current assets                      1,768         5,000
         Accounts payable & accrued
           expenses                               89,525        82,134
         Other current liabilities               643,313       101,455
                                             -----------   -----------
        Total adjustments                      1,057,212     1,022,220
                                             -----------   -----------
     NET CASH (USED) FOR OPERATING
       ACTIVITIES:                             2,381,887    (2,140,741)
                                             -----------   -----------
     CASH FLOWS FROM INVESTING
       ACTIVITIES:
        Patent costs                                -       (    3,098)
        Net additions to furniture,
          equipment, and leasehold
          improvements                        (  113,828)   (    5,758)
                                             -----------   -----------
     NET CASH (USED) FOR INVESTING
       ACTIVITIES:                            (  113,828)   (    8,856)
                                             -----------   -----------

     CASH FLOWS FROM FINANCING
       ACTIVITIES:
        Payment of notes payable                    -             -
        Proceeds from notes payable &
          warrants                                  -        3,000,000
        Public offering of stock, net               -             -
        Secondary offering of stock            1,500,000          -
        Debt issuance cost                    (  168,750)     (220,000)
        Cost of public offering                     -             -
        Sale of option to purchase units            -             -
        Exercise of stock & warrants                -             -
                                             -----------   -----------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES:                             1,331,250     2,780,000
                                             -----------   -----------

     CASH AND CASH EQUIVALENTS:
        Net increase (decrease)               (1,164,465)      630,403
        Balance, beginning of period           1,997,076     1,832,563
                                             -----------   -----------
        Balance, end of period               $   832,611   $ 2,462,966
                                             ===========   ===========
     Supplemental disclosures of cash
       flow information:
        Unamortized debt issuance cost
          charged to APIC upon conversion    $   122,153          -



                                                             CUMULATIVE FROM
                                                               JULY 2, 1992
                                                             (INCEPTION DATE)
                                                             TO JUNE 30, 1997
                                                             ----------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (Loss)                                      $(16,287,104)
                                                               ------------
        Adjustments to reconcile net loss to net cash flows
        from operating activities:
         Depreciation and amortization                            1,235,240
         Amortization of debt issuance cost                         133,804
         Amortization of beneficial conversion feature            1,000,000
         Common stock issued for technology rights                   40,000
        Changes in assets and liabilities:
         Inventories                                            (   987,069)
         Other current assets                                   (    25,436)
         Accounts payable & accrued expenses                        274,310
         Other current liabilities                                1,367,123
                                                               ------------
        Total adjustments                                         3,037,972
                                                               ------------
     NET CASH (USED) FOR OPERATING ACTIVITIES:                  (13,249,132)
                                                               ------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Patent costs                                            (    31,720)
        Net additions to furniture, equipment, and leasehold    ( 1,060,538)
              improvements                                     ------------
     NET CASH (USED) FOR INVESTING ACTIVITIES:                  ( 1,092,258)
                                                               ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of notes payable                                ( 2,000,000)
        Proceeds from notes payable & warrants                    5,000,000
        Public offering of stock, net                             8,901,000
        Secondary offering of stock                               1,500,000
        Debt issuance cost                                      (   699,712)
        Cost of public offering                                 ( 1,436,617)
        Sale of option to purchase units                                129
        Exercise of stock & warrants                              3,909,201
                                                               ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES:                  15,174,001
                                                               ------------

     CASH AND CASH EQUIVALENTS:
        Net increase (decrease)                                     832,611
        Balance, beginning of period                                   -
                                                               ------------
        Balance, end of period                                 $    832,611
                                                               ============
     Supplemental disclosures of cash flow information:
        Unamortized debt issuance cost charged to APIC upon    $    122,153
        conversion

     See notes to financial statements.

          FORM 10-Q

          NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
          -----------------------------------------

          NOTE 1 - BASIS OF PRESENTATION
          ------------------------------

             The financial statements for September 30, 1996 have been restated to include an adjustment to accumulated deficit to reflect a change in accounting for the May 1996 issuance of the 4% Convertible Debentures (the "Debentures") whereby the beneficial conversion feature of the Debentures has been recorded as additional interest expense.

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

             The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K and 10-K/A for the year ended September 30, 1996.

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

             In February 1996, the U.S. Food and Drug Administration (the "FDA") cleared the commercial use of the Company's AuroraTM dedicated MR Breast Imaging System. In order to fully commercialize the Aurora System and to demonstrate diagnostic effectiveness as an accepted tool for the diagnosis and management of breast disease and permit reimbursement for dedicated breast MRI by third parties such as Medicare, private insurance and managed care consortiums, the Company must develop maximum clinical utility. The Company has launched a clinical study which includes a scientific investigation of the improved breast imaging device in a large patient population to provide objective evidence of its clinical utility. The System has been placed at the University of Texas Medical Branch at Galveston, a second System will be installed at the Faulkner-Sagoff Centre for Breast Health Care in Boston, MA during the fourth fiscal quarter, which center will be owned and operated by ANMR, and in August 1997 two other systems installations have been announced at Englewood Hospital and Medical Center in New Jersey and at the University of Arkansas for Medical Sciences. It is anticipated that the breast imaging technology should gain clinical acceptance over the next two years and continue to evolve as further information is obtained from the clinical studies concerning additional applications.

             The Company intends to market its MRI breast imaging products or components thereof, either directly to hospitals and clinics or through a marketing or joint venture arrangement with one or more distributors.

          NOTE 3 - THE PROPOSED MERGER
          ----------------------------

             On June 23, 1997, AMS entered into an Agreement and Plan of Merger ("Merger Agreement") with AMS Merger Corp. ("Merger Corp."), a wholly-owned subsidiary of ANMR. Pursuant to the Merger Agreement, AMS will merge (the "Merger") into Merger Corp. and become a wholly-owned subsidiary of ANMR. As a condition of the Merger, ANMR will amend its Certificate of Incorporation to effect a one-for-ten Reverse Stock Split. In consideration for the Merger, AMS shareholders will receive .4 of a share of ANMR, on a post-Reverse Stock Split basis, in exchange for each share of AMS stock, and outstanding AMS options and warrants would be exchanged on a similar basis. The Company expects to complete the Merger in September after approval by stockholders of both AMS and ANMR and other customary closing conditions.

          NOTE 4 - THE ANMR ESCROW SHARES
          -------------------------------

             In connection with the Company's January 1993 public offering, ANMR, which was the sole stockholder of the Company, placed in escrow an aggregate of 2,750,000 (the "Escrow Shares") of the 4,000,000 shares of the Common Stock it owned.

             In May 1997, all Escrow Shares were forfeited and contributed to the capital of the Company as a result of the Company's failure to achieve certain financial and market price milestones. Upon forfeiture of the Escrow Shares, ANMR's interest in the Company was reduced to approximately 16% of the outstanding Common Stock.

          NOTE 5 - THE SHARED SERVICES AGREEMENT
          --------------------------------------

             To optimize the Company's and ANMR's operating efficiency, the Company and ANMR entered into a Shared Services Agreement as of January 25, 1993, whereby the companies share common expenses and functions, for example, executive officers, marketing, field service, administration, regulatory approvals and outside services. On August 29, 1996, the original Agreement was terminated and the Company and ANMR entered into a new agreement.

             The Company believes that its transactions with ANMR described above were on terms no less favorable to the Company than the terms that would have been available from unaffiliated parties under similar circumstances. Actual comparisons with other transactions are not possible, however.

          NOTE 6 - THE ANMR LICENSE AGREEMENT
          -----------------------------------

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

          NOTE 7 - PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURES
          ----------------------------------------------------

               In May 1996, the Company closed a Regulation S private placement (the "Placement") of $3 million principal amount 4% Convertible Debentures of the Company (the "Debentures") due December 1, 1998 (the "Maturity Date"). The Debentures accrue interest at the rate of 4% per annum from the date of issuance to the Maturity Date, or earlier either upon conversion or prepayment. Upon conversion, the Company has the option to pay the accrued interest on the Debentures being converted in shares of its Common Stock at the then conversion rate. At June 30, 1997, approximately $513,000 of Debentures was still outstanding after certain conversions. The net proceeds of the Placement of approximately $2,750,000, after payment of fees and related expenses, is being used for completion of product development of the Company's Aurora System, the commercialization and marketing of the Aurora System and working capital.

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

          RESULTS OF OPERATIONS
          ---------------------

             The Company was formed in July 1992 and is in the development stage. In the second quarter of this fiscal year, the Company received payment in full and recorded its first sale of the Aurora system to the Beta site in Galveston, Texas. As a result of charging operations with the cost of its technology license acquired from ANMR, as well as salaries and consulting fees of persons engaged in research and development activities, the Company had an accumulated deficit of $16,287,000 at June 30, 1997.

             Research and development expense was approximately $1,318,000 in the nine months of fiscal 1997, an increase of 76% compared with approximately $751,000 in the same period in fiscal 1996. The increase is due to the addition of technical personnel assigned from ANMR to complete the R&D effort. The Company expects research and development expense to stabilize at this level through fiscal 1997.

             General & administrative expense for the nine months of fiscal 1997 was approximately $1,834,000, an increase of 17% compared with approximately $1,572,000 for the same period in fiscal 1996. The increase is due primarily to additional personnel responsible for clinical applications, customer support and regulatory and compliance management.

             Total operating expenses for the nine months of fiscal 1997 were approximately $3,856,000, an increase of 66% compared to approximately $2,323,000 in the same period in fiscal 1996. The increase was mainly due to the cost of sales of the first Aurora system, increased staffing of the manufacturing process to prepare for future Aurora sales, and increased expenditures for Research & Development.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

             At June 30, 1997 the Company had working capital of approximately $186,000 including available cash of approximately $833,000. The Company expects to continue to incur substantial expenditures for development, marketing, and clinical studies of the breast imaging system. The Company believes its existing cash reserves at June 30 are adequate to fund its operating activities for only two to three months.

             Assuming completion of the Merger (see Note 3 of Notes to Financial Statements), the Company will have sufficient resources to fund its activities beyond twelve months. If the Merger were not completed, in order to continue operations, the Company would have to obtain additional funds through debt or equity placements or through joint ventures or other collaborations. Should the Company be unable to obtain any such future financing arrangements, it would examine alternative courses, such as sale or disposition of assets or alliances or mergers with strategic partners. However, there is no assurance that such placements, joint ventures, collaborations, sales or alliances with strategic partners would be successful or on terms not dilutive to present stockholders.

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

          FORM 10-Q
          PART II   OTHER INFORMATION

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

             27. Financial Data Schedule


          (b)  Form 8-K

             On May 1, 1997, the Company filed a Form 8-K reporting in Item 5 thereof the return of escrow shares previously held by ANMR.

          FORM 10-Q

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Advanced Mammography Systems, Inc.
                                        ----------------------------------
                                                    (Registrant)



          Date: August 12, 1997              /s/ Jack Nelson
                ---------------              ------------------------------
                                             Jack Nelson
                                             Chief Executive Officer



          Date: August 12, 1997              /s/ Steven J. James
                ---------------              ------------------------------
                                             Steven J. James
                                             Chief Financial Officer

                                 EXHIBIT INDEX


          Exhibit         Description
          -------         -----------

            27            Financial Data Schedule